Form 10-Q
period 1997-12-31
ENERGYSOUTH INC
filed 1998-02-13
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended December 31, 1997

                            Commission File No. 0-29604


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Alabama                       58-2358943
     ----------------------------------     -----------------------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification No.)



                   2828 Dauphin Street, Mobile, Alabama       36606
       ------------------------------------------------------------------
               (Address of principal executive office)      (Zip Code)


         Registrant's telephone number, including area code 334-450-4774
                                                           -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 10, 1998 - 4,862,058 shares.

                                ENERGYSOUTH, INC.



                                      INDEX



                                                                                    Page No.
                                                                                    --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - December 31,
                  1997 and 1996 and September 30, 1997                               3 - 4


                  Consolidated Statements of Income - Three and
                  Twelve Months Ended December 31, 1997 and 1996                      5


                  Consolidated Statements of Retained Earnings -
                  Three and Twelve Months Ended December 31, 1997
                  and 1996                                                            6


                  Consolidated Statements of Cash Flows - Three
                  Months Ended December 31, 1997 and 1996                             6


                  Notes to Consolidated Financial Statements                          7


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9 - 12



PART II. Other Information                                                           13


Exhibit Index                                                                        14

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       December 31,           September 30,
Assets                                                              1997           1996           1997
                                                                 ------------------------      ---------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                          2,090          3,722         16,260
  Receivables:
    Gas                                                              7,852          6,819          3,013
    Merchandise                                                      3,029          2,757          2,715
    Other                                                              607            784            609
    Less Allowance for Doubtful Accounts                              (606)          (502)          (536)
  Materials, Supplies, and Mdse (at average cost)                    1,139          1,107          1,241
  Gas Stored Underground For Current Use (at avg. cost)              1,524          1,875          2,152
  Deferred Purchased Gas Adjustment                                    951            156            809
  Deferred Gas Costs                                                 1,492          1,584            231
  Deferred Income Taxes                                                360          1,316            818
  Prepayments                                                        1,328          1,187          1,419
                                                                 ---------      ---------      ---------

        Total Current Assets                                        19,766         20,805         28,731
                                                                 ---------      ---------      ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                 $ 166,152      $ 154,032      $ 165,208
  Less Accumulated Depreciation and Amortization                    41,633         37,338         40,289
                                                                 ---------      ---------      ---------
      Property, Plant, and Equipment in Service - Net              124,519        116,694        124,919

Construction Work in Progress                                        1,237          3,604            946
                                                                 ---------      ---------      ---------

        Total Property, Plant, and Equipment                       125,756        120,298        125,865
                                                                 ---------      ---------      ---------


OTHER ASSETS:
  Regulatory Assets                                                  1,081          1,310          1,138
  Merchandise Receivables Due After One Year                         5,156          4,901          4,827
  Deferred Charges                                                   1,302          1,537          1,306
                                                                 ---------      ---------      ---------

        Total Other Assets                                           7,539          7,748          7,271
                                                                 ---------      ---------      ---------

            Total                                                $ 153,061      $ 148,851      $ 161,867
                                                                 =========      =========      =========



See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                                December 31,        September 30,
Liabilities and Capitalization                                1997        1996          1997
                                                            ---------------------     --------
                                                                (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                         2,471        2,105        2,930
  Notes Payable                                                2,500                    10,700
  Accounts Payable                                             4,300        5,329        4,080
  Dividends Declared                                             972          903          971
  Customer Deposits                                            1,460        1,550        1,556
  Taxes Accrued                                                2,619        1,760        2,827
  Interest Accrued                                             1,577        1,556        1,897
  Other Liabilities                                            2,246        2,329        2,168
                                                            --------     --------     --------

          Total Current Liabilities                           18,145       15,532       27,129
                                                            --------     --------     --------


Other Liabilities:
  Accrued Pension Cost                                         1,666        1,814        1,718
  Accrued Postretirement Benefit Cost                          1,061        1,337        1,087
  Deferred Income Taxes                                       10,317       10,087        9,747
  Deferred Investment Tax Credits                                438          463          444
                                                            --------     --------     --------

          Total Other                                         13,482       13,701       12,996
                                                            --------     --------     --------


Capitalization:
  Stockholders' Equity (Note 1)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares;
     Outstanding: December 1997 -
      4,858,000 Shares; December 1996 -
      4,838,000 Shares; September 1997 -
      4,855,000 Shares)                                     $     49     $     48     $     49
    Capital in Excess of Par Value                            17,834       17,435       17,746
    Retained Earnings                                         38,399       34,139       37,382
                                                            --------     --------     --------
         Total Stockholders' Equity                           56,282       51,622       55,177
  Minority Interest                                            3,099        2,722        2,985
  Long-Term Debt (Less Current Maturities)                    62,053       65,274       63,580
                                                            --------     --------     --------

            Total Capitalization                             121,434      119,618      121,742
                                                            --------     --------     --------


                 Total                                      $153,061     $148,851     $161,867
                                                            ========     ========     ========



See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                         Three Months                      Twelve Months
                                                                       Ended December 31,                Ended December 31,
                                                                    --------------------------      --------------------------
                                                                       1997            1996            1997            1996
                                                                    ----------      ----------      ----------      ----------
Operating Revenues
  Gas Revenues                                                      $   18,990      $   16,942      $   71,670      $   69,343
  Merchandise Sales and Jobbing                                          1,084           1,019           3,117           3,177
                                                                    ----------      ----------      ----------      ----------
       Total Operating Revenues                                         20,074          17,961          74,787          72,520
                                                                    ----------      ----------      ----------      ----------

Operating Expenses
  Cost of Gas                                                            7,035           5,248          23,683          20,061
  Cost of Merchandise and Jobbing                                          806             746           2,300           2,421
  Operations                                                             4,390           4,364          17,921          18,169
  Maintenance                                                              399             435           1,505           1,983
  Depreciation                                                           1,590           1,499           6,024           5,688
  Taxes, Other Than Income Taxes                                         1,485           1,151           5,603           5,393
                                                                    ----------      ----------      ----------      ----------
       Total Operating Expenses                                         15,705          13,443          57,036          53,715
                                                                    ----------      ----------      ----------      ----------

Operating Income                                                         4,369           4,518          17,751          18,805
                                                                    ----------      ----------      ----------      ----------

Other Income and (Expense)
  Interest Expense                                                      (1,413)         (1,380)         (5,744)         (5,276)
  Allowance for Borrowed Funds Used
    During Construction                                                     11              37             151              69
  Interest Income                                                          330             231           1,087             925
  Minority Interest                                                       (136)           (143)           (509)           (479)
                                                                    ----------      ----------      ----------      ----------
       Total Other Income (Expense)                                     (1,208)         (1,255)         (5,015)         (4,761)
                                                                    ----------      ----------      ----------      ----------

Income Before Income Taxes                                               3,161           3,263          12,736          14,044
                                                                    ----------      ----------      ----------      ----------

Income Taxes                                                             1,172           1,225           4,660           5,179
                                                                    ----------      ----------      ----------      ----------

Net Income                                                          $    1,989      $    2,038      $    8,076      $    8,865
                                                                    ==========      ==========      ==========      ==========

Earnings Per Share of Common Stock (Note 4):
    Basic                                                           $     0.41      $     0.42      $     1.66      $     1.84
                                                                    ==========      ==========      ==========      ==========
    Diluted                                                         $     0.40      $     0.42      $     1.65      $     1.83
                                                                    ==========      ==========      ==========      ==========

Cash Dividends Declared Per Share of Common Stock (Note 1)          $     0.20      $     0.19      $     0.79      $     0.74
                                                                    ==========      ==========      ==========      ==========





See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                                Three Months                  Twelve Months
                                               Ended December 31,           Ended December 31,
                                             -----------------------     -----------------------
                                               1997          1996          1997          1996
                                             ---------     ---------     ---------     ---------
Balance at Beginning of Period               $  37,382     $  33,004     $  34,139     $  28,849
Net Income                                       1,989         2,038         8,076         8,865
                                             ---------     ---------     ---------     ---------
     Total                                      39,371        35,042        42,215        37,714
Less:  Dividends                                   972           903         3,816         3,575
                                             ---------     ---------     ---------     ---------
Balance at End of Period                     $  38,399     $  34,139     $  38,399     $  34,139
                                             =========     =========     =========     =========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                            Three Months
                                                                          Ended December 31,
                                                                      --------------------------
                                                                         1997            1996
                                                                      ----------      ----------

Cash Flows Used by Operating Activities                               $   (1,596)     $     (231)
                                                                      ----------      ----------

Cash Flows Used In Investing Activities -
     Capital Expenditures                                                 (1,506)         (2,312)
                                                                      ----------      ----------

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                                          (1,985)         (1,948)
     Proceeds From Issuance of Long-Term Debt                                             12,000
     Changes in Short-Term Borrowings                                     (8,200)        (15,000)
     Payment of Dividends, Net of Dividend Reinvestment                     (883)           (817)
                                                                      ----------      ----------

     Net Cash Used by Financing Activities                               (11,068)         (5,765)
                                                                      ----------      ----------

Net Decrease in Cash and Cash Equivalents                                (14,170)         (8,308)
                                                                      ----------      ----------

Cash & Cash Equivalents at Beginning of Period                            16,260          12,030
                                                                      ----------      ----------

Cash & Cash Equivalents at End of Period                              $    2,090      $    3,722
                                                                      ==========      ==========


See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. At the 1998 Annual Meeting of Stockholders of Mobile Gas Service Corporation ("Mobile Gas") held on Friday, January 30, 1998, stockholders approved the reorganization of Mobile Gas and its subsidiaries into a holding company structure (the "Reorganization"). As part of the Reorganization, effective February 2, 1998, Mobile Gas became a subsidiary of EnergySouth, Inc. ("EnergySouth") and shareholders of Mobile Gas automatically became shareholders of EnergySouth, with each two shares of Mobile Gas common stock outstanding on that date being converted into three shares of EnergySouth common stock, $.01 par value per share. All capitalization and per share data presented in this report have been adjusted to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth common stock. The consolidated financial statements of EnergySouth and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas; MGS Energy Services, Inc.; MGS Storage Services, Inc.; MGS Marketing Services, Inc.; an 87.5% owned partnership, Bay Gas Storage Company, Ltd. ("Bay Gas"); and a 51% owned partnership, Southern Gas Transmission Company ("SGT"). Minority interest represents the respective other owners' proportionate shares of the equity of Bay Gas and SGT. Certain amounts in the prior year period financial statements have been reclassified to conform with the current year statement presentations. All significant intercompany balances and transactions have been eliminated.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of Mobile Gas for the fiscal year ended September 30, 1997.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1997 and 1996 are not indicative of the results to be expected for the full year.

Note 4. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share was effective for the Company for the three months ended December 31, 1997. SFAS 128 requires presentation of both basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed to reflect the dilutive effect of outstanding stock options. Earnings per share for each period presented have been restated to reflect the three shares of EnergySouth, Inc. common stock issued for each two shares of Mobile Gas common stock, effective February 2, 1998. The restated weighted average number of common shares outstanding used in computing basic and diluted earnings per share for each period presented is as follows (in thousands):

                                                              Three Months            Twelve Months
                                                            Ended December 31,       Ended December 31,
                                                            1997         1996         1997        1996
                                                          ---------------------     ---------------------
Weighted average shares outstanding-
  Basic Earnings Per Share                                   4,858        4,838        4,851        4,829

Effect of dilutive outstanding stock options                    69           23           49           17
                                                          --------     --------     --------     --------

Weighted average shares outstanding-
  Diluted Earnings Per Share                                 4,927        4,861        4,900        4,846
                                                          ========     ========     ========     ========


Note 5. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company expects to report the required financial and descriptive information about its operating segments, which include natural gas storage and merchandising operations, beginning with the quarter ending December 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 30, 1998 stockholders of Mobile Gas Service Corporation ("Mobile Gas") approved a reorganization of Mobile Gas and its subsidiaries into a holding company structure (the "Reorganization"). As part of the Reorganization, on February 2, 1998 shareholders of Mobile Gas automatically became shareholders of EnergySouth, Inc. ("EnergySouth"), with each two shares of Mobile Gas common stock then outstanding being converted into three shares of EnergySouth common stock. All common stock data presented in this report have been restated to reflect the three-for-two conversion.

The following discussion and analysis refers to EnergySouth, Inc. and its subsidiaries (collectively referred to as the "Company"). The Company, primarily through EnergySouth's wholly-owned subsidiary, Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other subsidiaries participate and own investments in gas pipeline transportation, storage, marketing and other energy-related services. The gas distribution and storage operations of Mobile Gas are regulated by the Alabama Public Service Commission (APSC). Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission allows these contracts to have market-based rates. Because of the seasonal nature of the Company's gas distribution operations, the results for the interim periods are not necessarily indicative of the results for an entire year.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. Operating activities used cash of $1,596,000 and $231,000, respectively, for the three months ended December 31, 1997 and 1996. The increase in cash used by operating activities is attributed to a decrease in the non-cash components of net income, primarily deferred taxes, and the change in operating assets and liabilities which primarily reflects the timing of cash receipts and payments.

Cash used in capital expenditures has decreased $806,000 for the first quarter comparison primarily due to completion in fiscal 1997 of certain facilities added to service a large industrial customer.

Cash used by financing activities was $11,068,000 and $5,765,000, respectively, for the three months ended December 31, 1997 and 1996. During the first quarter of fiscal 1997, the Company issued $12,000,000 of 7.27% First Mortgage Bonds to fund on-going capital projects. Payments on short-term borrowings were lower for the fiscal 1998 first quarter primarily due to a lower short-term debt balance at fiscal year-end 1997 as compared to fiscal year-end 1996.

The Company's capital needs are due primarily to its on-going construction program. Capital expenditures related to the Company's construction program for the remainder of fiscal 1998 are estimated to be $ 5,835,000. Funds for the Company's cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

RESULTS OF OPERATIONS

Net income for the three months ended December 31, 1997 was $1,989,000 or $.40 per share as compared to net income of $2,038,000 or $.42 per share for the quarter ended December 31, 1996. Net income for the twelve months ended December 31, 1997 and 1996 was $8,076,000 or $1.65 per share and $8,865,000 or $1.83 per share, respectively.

In December 1996, the State of Alabama approved the Company's claim for refund of a business license tax. With this approval, the Company recorded a reduction in other taxes that had been previously recorded, resulting in an increase of $.03 per share for the three and twelve months ended December 31, 1996. The decrease in earnings for the fiscal 1998 first quarter as compared to the first quarter of 1997 is due to the December 1996 reduction in other taxes and was partially offset by an increase in earnings from natural gas storage and gas transportation operations. Weather does not affect the comparison of first quarter earnings since the Company's temperature rate adjustment factor was in effect during both quarters. This adjustment factor is designed to level out the effects of temperature extremes on Company earnings.

The effect of weather is a factor, however, in comparing earnings per share to the prior year for the twelve months ended December 31, 1997, since the adjustment factor did not go into effect until November 1996. While earnings for the twelve months ended December 31, 1997 do not reflect any impact of warmer than normal weather, weather for the twelve month period ended December 31, 1996 was 20% colder than normal, resulting in a $.27 per share increase in earnings. After considering the impact of weather during 1996, earnings during the twelve months ended December 31, 1997 increased due to improved natural gas storage and gas transportation results, and a decrease in operations and maintenance expenses. The increase in weather-normalized earnings for the twelve month period comparison was offset partially by the reduction in other taxes in December 1996.

Gas revenues increased 12% and 3%, respectively, for the three and twelve months ended December 31, 1997 compared to the corresponding periods of the prior year. Although colder or warmer than normal weather does not impact the Company's earnings, it does impact the level of gas revenues since gas costs are passed through to customers. Weather during the fiscal 1998 first quarter was 46% colder than the fiscal 1997 first quarter resulting in a 18% increase in gas volumes sold and delivered to temperature-sensitive customers. In addition to the effects of increased gas volumes, the Company passed through to customers higher per unit gas costs compared to the prior year through its purchased gas adjustment (PGA) component of customer rates. Gas sales volumes to temperature-sensitive customers decreased 12% for the twelve months ended December 31, 1997 due to weather which was 15% warmer than the twelve months ended December 31, 1996; however, gas revenues from temperature-sensitive customers increased 4% due to increased billings to customers under the PGA rate mechanism. Revenue from the transportation of gas increased 10% and 6%, respectively, for the three and twelve month periods ended December 31, 1997 due primarily to increased volumes resulting from increased plant utilization by existing customers. Increased revenue from natural gas storage operations is attributed to new contracts for storage services.

Cost of gas increased 34% and 18%, respectively, for the three and twelve months ended December 31, 1997 compared to the corresponding periods of the prior year. Excluding the effect of the increase in natural gas prices, which has been passed through to customers using the Company's PGA mechanism, cost of gas increased 16% for the three month period ended December 31, 1997 and decreased 20% for the twelve month period ended December 31, 1997. These percentage changes are comparable to total sales volume changes of 13% increase and 16% decrease, respectively, for the three and twelve month periods ended December 31, 1997. Fluctuations in billings to customers that are attributed to the PGA component of customer rates do not affect recorded margins since revenues and cost of gas are affected by the same amount.

Operations and maintenance expenses for the three months ended December 31, 1997 changed less than 1% compared to the fiscal 1997 first quarter. For the current twelve month period, operation and maintenance expenses decreased 4% compared to the prior twelve month period. Significant factors contributing to the decrease for the twelve month comparison include lower utility maintenance costs due to completion in the fourth quarter of fiscal 1996 of certain non-routine maintenance projects, stable utility operations costs due to cost control efforts throughout the Company, increased capitalized administrative and general costs resulting from a higher level of construction activity, and lower natural gas storage operation expenses.

The Company has completed an internal evaluation of the Company's computer information systems and has identified the systems which will require program modifications or new software installations in order to function properly in the year 2000. The Company expects to incur costs approximating $325,000 to complete the program modifications and new software installations by October 1998. Estimated costs of $240,000 to modify existing information systems to be Year 2000 compliant will be expensed as incurred and estimated costs of $85,000 related to new software installation will be capitalized. During the three months ended December 31, 1997, the Company has incurred approximately $25,000 in expense related to the Year 2000 project.

Depreciation expense increased 6% for both the three and twelve month periods ended December 31, 1997 as compared to the prior year period because of continued growth in property, plant and equipment.

Taxes, other than income taxes, primarily consist of state and local taxes which are based on gross revenues and fluctuate accordingly. The fiscal 1997 periods reflect a $246,000 refund of a business license tax which was recorded in December 1996. Excluding the effects of this refund, the fiscal 1998 first quarter increase in other taxes is consistent with the increase in gas revenues.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Construction activity has decreased for the three months ended December 31, 1997 as compared to the same prior year period resulting in lower capitalized interest costs during the fiscal 1998 first quarter.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended December 31, 1997.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), was issued in February 1997 and was effective for the Company for the quarter ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company has reported earnings per share in accordance with SFAS 128 for all periods presented for the quarter ending December 31, 1997.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with the fiscal year ending September 30, 1999.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No.               Description
                   2                        Articles of Merger of MBLE Merger Co., Inc.
                                            into Mobile Gas Service Corporation

                   3(i)                     Articles of Restatement of the Articles of
                                            Incorporation of EnergySouth, Inc.

                   11                       Computation of Earnings Per Share

                   27                       Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K

                  During the quarter for which this report is filed, there were no reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         ENERGYSOUTH, INC.
                                           (Successor to Mobile Gas Service Corporation)
                                           ---------------------------------------------
                                                           (Registrant)



Date:      February 13, 1998                               /s/ John S. Davis
      -------------------------            ---------------------------------------------
                                                           John S. Davis
                                                           President and
                                                      Chief Executive Officer



Date:      February 13, 1998                            /s/ Charles P. Huffman
      -------------------------            ---------------------------------------------
                                                           Charles P. Huffman
                                                    Vice President, Chief Financial
                                                         Officer, and Treasurer



                                  EXHIBIT INDEX
                                  -------------


         Exhibit No.                Description
         -----------                -----------

          2                         Articles of Merger of MBLE Merger Co., Inc.
                                    into Mobile Gas Service Corporation

          3(i) Articles of Restatement of the Articles of Incorporation of EnergySouth, Inc.

         11                         Computation of Earnings Per Share

         27                         Financial Data Schedule (EDGAR version only)