Form 10-Q
period 1998-03-31
ENERGYSOUTH INC
filed 1998-05-14
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998
                                          --------------

                           Commission File No. 0-29604
                                               -------

                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


            Alabama                                        58-2358943
  -------------------------------                      ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)



                   2828 Dauphin Street, Mobile, Alabama 36606
             ----------------------------------------------------
               (Address of principal executive office) (Zip Code)


         Registrant's telephone number, including area code 334-450-4774
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at April 30, 1998 - 4,866,839 shares.

                                ENERGYSOUTH, INC.



                                      INDEX

                                                                          Page No.
                                                                          --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - March 31,
                  1998 and 1997 and September 30, 1997                      3 - 4


                  Consolidated Statements of Income - Three, Six and
                  Twelve Months Ended March 31, 1998 and 1997               5


                  Consolidated Statements of Retained Earnings - Three,
                  Six and Twelve Months Ended March 31, 1998
                  and 1997                                                  6


                  Consolidated Statements of Cash Flows - Six
                  Months Ended March 31, 1998 and 1997                      6


                  Notes to Consolidated Financial Statements                7 - 8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9 - 12



PART II. Other Information                                                 13


Exhibit Index                                                              14

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                        March 31,          September 30,
Assets                                                             1998          1997           1997
                                                               ------------------------    -------------
                                                                      (Unaudited)

CURRENT ASSETS:
  Cash and Cash Equivalents                                    $   7,305      $   7,857      $  16,260
  Receivables:
    Gas                                                            7,779          6,351          3,013
    Merchandise                                                    2,945          2,743          2,715
    Other                                                            733            741            609
    Less Allowance for Doubtful Accounts                            (648)          (764)          (536)
  Materials, Supplies, and Mdse (at average cost)                  1,358          1,136          1,241
  Gas Stored Underground for Current Use (at average cost)           793          1,329          2,152
  Deferred Purchased Gas Adjustment                                                                809
  Deferred Gas Costs                                                 591            298            231
  Deferred Income Taxes                                            1,663          2,059            818
  Prepayments                                                      1,083            914          1,419
                                                               ---------      ---------      ---------

        Total Current Assets                                      23,602         22,664         28,731
                                                               ---------      ---------      ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                 166,745        155,507        165,208
  Less: Accumulated Depreciation and Amortization                 42,876         38,566         40,289
                                                               ---------      ---------      ---------
    Property, Plant, and Equipment in Service - Net              123,869        116,941        124,919

  Construction Work in Progress                                    1,656          5,476            946
                                                               ---------      ---------      ---------

      Total Property, Plant, and Equipment - Net                 125,525        122,417        125,865
                                                               ---------      ---------      ---------

OTHER ASSETS:
  Regulatory Asset                                                 1,023          1,253          1,138
  Merchandise Receivables Due After One Year                       5,015          4,876          4,827
  Deferred Charges                                                 1,356          1,455          1,306
                                                               ---------      ---------      ---------

     Total Other Assets                                            7,394          7,584          7,271
                                                               ---------      ---------      ---------

            Total                                              $ 156,521      $ 152,665      $ 161,867
                                                               =========      =========      =========



See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                     March 31,         September 30,
Liabilities and Capitalization                    1998        1997         1997
                                               ----------------------  -----------
                                                    (Unaudited)

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt         $  2,372     $  2,117     $  2,930
  Notes Payable                                                            10,700
  Accounts Payable                                3,558        3,200        4,080
  Dividends Declared                                973          904          971
  Customer Deposits                               1,517        1,579        1,556
  Taxes Accrued                                   3,395        2,871        2,827
  Interest Accrued                                1,926        1,963        1,897
  Deferred Purchased Gas Adjustment               1,333           73
  Other Liabilities                               2,176        1,952        2,168
                                               --------     --------     --------
        Total Current Liabilities                17,250       14,659       27,129
                                               --------     --------     --------

OTHER LIABILITIES:
  Accrued Pension Cost                            1,535        1,849        1,718
  Accrued Postretirement Benefit Cost             1,049        1,367        1,087
  Deferred Income Taxes                          10,854       10,715        9,747
  Deferred Investment Tax Credits                   432          457          444
                                               --------     --------     --------
        Total Other                              13,870       14,388       12,996
                                               --------     --------     --------
            Total Liabilities                    31,120       29,047       40,125
                                               --------     --------     --------

CAPITALIZATION:
  Stockholders' Equity (Note 1)
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: March, 1998 -
       4,864,000 Shares; March, 1997 -
       4,843,000 Shares; September, 1997 -
       4,855,000 Shares)                             49           49           49
    Capital in Excess of Par Value               17,961       17,523       17,746
    Retained Earnings                            42,217       38,097       37,382
                                               --------     --------     --------
         Total Stockholders' Equity              60,227       55,669       55,177
  Minority Interest                               3,175        2,827        2,985
  Long-Term Debt (Less Current Maturities)       61,999       65,122       63,580
                                               --------     --------     --------
            Total Capitalization                125,401      123,618      121,742
                                               --------     --------     --------

                 Total                         $156,521     $152,665     $161,867
                                               ========     ========     ========



See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                       Three Months                 Six Months                 Twelve Months
                                                      Ended March 31,             Ended March 31,             Ended March 31,
                                                 ----------------------      ----------------------      ----------------------
                                                    1998          1997          1998          1997         1998          1997
                                                 --------      --------      --------      --------      --------      --------
Operating Revenues
  Gas Revenues                                   $ 27,782      $ 28,711      $ 46,772      $ 45,653      $ 70,744      $ 70,527
  Merchandise Sales and Jobbing                       729           625         1,814         1,644         3,223         3,108
                                                 --------      --------      --------      --------      --------      --------
     Total Operating Revenues                      28,511        29,336        48,586        47,297        73,967        73,635
                                                 --------      --------      --------      --------      --------      --------

Operating Expenses
  Cost of Gas                                      11,008        11,334        18,043        16,582        23,357        22,130
  Cost of Merchandise and Jobbing                     543           455         1,349         1,201         2,388         2,374
  Operations                                        4,192         4,785         8,583         9,177        17,359        18,022
  Maintenance                                         453           254           852           689         1,705         1,837
  Depreciation                                      1,591         1,451         3,181         2,901         6,116         5,600
  Taxes, Other Than Income Taxes                    1,923         1,964         3,408         3,115         5,561         5,401
                                                 --------      --------      --------      --------      --------      --------
     Total Operating Expenses                      19,710        20,243        35,416        33,665        56,486        55,364
                                                 --------      --------      --------      --------      --------      --------

Operating Income                                    8,801         9,093        13,170        13,632        17,481        18,271
                                                 --------      --------      --------      --------      --------      --------

Other Income and (Expense)
  Interest Expense                                 (1,405)       (1,450)       (2,818)       (2,850)       (5,719)       (5,468)
  Allowance for Borrowed Funds Used
    During Construction                                13            51            23            88           112           115
  Interest Income                                     297           231           628           462         1,151           965
  Minority Interest                                  (132)         (157)         (269)         (300)         (484)         (518)
                                                 --------      --------      --------      --------      --------      --------
     Total Other Income (Expense)                  (1,227)       (1,325)       (2,436)       (2,600)       (4,940)       (4,906)
                                                 --------      --------      --------      --------      --------      --------

Income Before Income Taxes                          7,574         7,768        10,734        11,032        12,541        13,365
                                                 --------      --------      --------      --------      --------      --------

Income Taxes                                        2,783         2,907         3,955         4,132         4,536         4,953
                                                 --------      --------      --------      --------      --------      --------

Net Income                                       $  4,791      $  4,861      $  6,779      $  6,900      $  8,005      $  8,412
                                                 ========      ========      ========      ========      ========      ========

Earnings Per Share of Common Stock (Note 4):
  Basic                                          $   0.99      $   1.00      $   1.39      $   1.43      $   1.65      $   1.74
                                                 ========      ========      ========      ========      ========      ========
  Diluted                                        $   0.97      $   1.00      $   1.38      $   1.42      $   1.63      $   1.73
                                                 ========      ========      ========      ========      ========      ========

Cash Dividends Declared Per Share of Common
  Stock (Note 1)                                 $   0.20      $   0.19      $   0.40      $   0.37      $   0.80      $   0.75
                                                 ========      ========      ========      ========      ========      ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)


                                                 Three Months                  Six Months                 Twelve Months
                                                Ended March 31,              Ended March 31,              Ended March 31,

                                             1998          1997            1998           1997          1998           1997
                                          ------------  ------------   -------------  -------------  ------------  -------------

Balance at Beginning of Period                $38,398       $34,140         $37,382        $33,004       $38,097        $33,295
Net Income                                      4,791         4,861           6,779          6,900         8,005          8,412
                                          ------------  ------------   -------------  -------------  ------------  -------------
     Total                                     43,189        39,001          44,161         39,904        46,102         41,707
Less:  Dividends                                  972           904           1,944          1,807         3,885          3,610
                                          ------------  ------------   -------------  -------------  ------------  -------------
Balance at End of Period                      $42,217       $38,097         $42,217        $38,097       $42,217        $38,097
                                          ============  ============   =============  =============  ============  =============



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                 Six Months
                                                                Ended March 31,
                                                             1998         1997
                                                         --------      --------


Cash Flows Provided by Operating Activities              $  8,510      $  8,431
                                                         --------      --------

Cash Flows From Investing Activities -
  Capital Expenditures                                     (2,897)       (5,884)
                                                         --------      --------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debt                              (2,138)       (2,089)
  Proceeds From Issuance of Long-Term Debt                               12,000
  Changes in Short-Term Borrowings                        (10,700)      (15,000)
  Payment of Dividends, Net of Dividend Reinvestment       (1,730)       (1,631)
                                                         --------      --------

  Net Cash Used In Financing Activities                   (14,568)       (6,720)
                                                         --------      --------

Net Decrease in Cash and Cash Equivalents                  (8,955)       (4,173)
                                                         --------      --------

Cash & Cash Equivalents at Beginning of Period             16,260        12,030
                                                         --------      --------

Cash & Cash Equivalents at End of Period                 $  7,305      $  7,857
                                                         ========      ========


See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. At the 1998 Annual Meeting of Stockholders of Mobile Gas Service Corporation ("Mobile Gas") held on January 30, 1998, stockholders approved the reorganization of Mobile Gas and its subsidiaries into a holding company structure (the "Reorganization"). As part of the Reorganization, effective February 2, 1998, Mobile Gas became a subsidiary of EnergySouth, Inc. ("EnergySouth") and shareholders of Mobile Gas automatically became shareholders of EnergySouth, with each two shares of Mobile Gas common stock outstanding on that date being converted into three shares of EnergySouth common stock, $.01 par value per share. All capitalization and per share data presented in this report have been adjusted to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth common stock. The consolidated financial statements of EnergySouth and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas; MGS Energy Services, Inc.; MGS Storage Services, Inc.; MGS Marketing Services, Inc.; an 87.5% owned partnership, Bay Gas Storage Company, Ltd. ("Bay Gas"); and a 51% owned partnership, Southern Gas Transmission Company ("SGT"). Minority interest represents the respective other owners' proportionate shares of the income and equity of Bay Gas and SGT. Certain amounts in the prior year period financial statements have been reclassified to conform with the current year statement presentations. All significant intercompany balances and transactions have been eliminated.

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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and six month periods ended March 31, 1998 and 1997 are not indicative of the results to be expected for the full year.

Note 4. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share, was effective for the Company for the three months ended December 31, 1997. SFAS 128 requires presentation of both basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed to reflect the dilutive effect of outstanding stock options. Earnings per share for each period presented have been restated to reflect the three shares of EnergySouth, Inc. common stock issued for each two shares of Mobile Gas common stock, effective February 2, 1998. The restated weighted average number of common shares outstanding used in computing basic and diluted earnings per share for each period presented is as follows (in thousands):


                                                     Three Months        Six Months        Twelve Months
                                                    Ended March 31,   Ended March 31,     Ended March 31,
                                                   1998     1997      1998      1997      1998      1997
                                                 -----------------   ---------------     ---------------
Weighted average shares outstanding -
    Basic Earnings Per Share                     4,862     4,842     4,860     4,840     4,856     4,834

Effect of dilutive outstanding stock options        67        39        68        32        56        25
                                                 -----     -----     -----     -----     -----     -----
Weighted average shares outstanding -
    Diluted Earnings Per Share                   4,929     4,881     4,928     4,872     4,912     4,859
                                                 -----     -----     -----     -----     -----     -----


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

Note 6. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998 and is effective for the Company for the fiscal year beginning October 1, 1998 with earlier application encouraged. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. The Company expects to apply the disclosure requirements of SFAS 132 for the fiscal year ending September 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis refers to all subsidiaries of EnergySouth, Inc., (collectively referred to as the "Company"). The Company, primarily through its wholly-owned subsidiary Mobile Gas Service Corporation, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other wholly-owned subsidiaries participate and own investments in gas pipeline transportation, storage, marketing and other energy-related services. The Company's gas distribution and storage operations are regulated by the Alabama Public Service Commission
(APSC). Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission allows these contracts to have market-based rates. Because of the seasonal nature of the Company's gas distribution operations, the results for the interim periods are not necessarily indicative of the results for an entire year.


FINANCIAL CONDITION AND LIQUIDITY

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. Operating activities provided cash of $8,510,000 and $8,431,000, respectively, for the six months ended March 31, 1998 and 1997. The increase in cash provided by operating activities is attributed primarily to increased cash flow resulting from the timing of receipts and payments on operating assets and liabilities and was offset partially by decreased cash flow from net income and the non-cash components of net income.

Cash used in capital expenditures decreased $2,897,000 for the six months ended March 31, 1998 primarily due to completion during the fourth quarter of fiscal 1997 of new facilities added to service a large industrial customer.

Cash used by financing activities was $14,568,000 and $6,720,000, respectively, for the six months ended March 31, 1998 and 1997. During the first quarter of fiscal 1997, the Company issued $12,000,000 of 7.27% First Mortgage Bonds to fund on-going capital projects. Payments on short-term borrowings were lower for the fiscal 1998 six-month period primarily due to a lower short-term debt balance at fiscal year-end 1997 as compared to fiscal year-end 1996.

The Company's capital needs are due primarily to its on-going construction program. Capital expenditures related to the Company's construction program for the remainder of fiscal 1998 are estimated to be $ 3,000,000. Funds for the Company's cash needs are expected to come from cash provided by operations, reduction of cash equivalents and, if necessary, borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 and 1997 was $4,791,000 or $.97 per share, and $4,861,000 or $1.00 per share, respectively. Net income for the six and twelve month periods ended March 31, 1998 was $6,779,000 or $1.38 per share and

$8,005,000 or $1.63 per share, respectively, compared to $6,900,000 or $1.42 per share and $8,412,000 or $1.73 per share, respectively, for the six and twelve month periods of fiscal 1997. All earnings per share amounts above are computed on a diluted basis.

As a result of colder weather in terms of degree days, volumes delivered by Mobile Gas to its temperature-sensitive customers increased during current year periods. Customer consumption per degree day, however, was less than historical usage which is believed to be due to the consistent moderate temperatures experienced throughout the winter season. Therefore, additional margins from increased sales were more than offset by the operation of Mobile Gas' temperature adjustment rider which reduces customer bills when degree days exceed historical norms.

The decrease in earnings for the six and twelve months ended March 31, 1998 was impacted also by a refund of a business license tax which was received in December 1996 by Bay Gas Storage Company, Ltd. (Bay Gas), an affiliated company. Additionally, an unusually cold April 1996, a month during which billings were not subject to temperature adjustment since it was not implemented until November 1996, increased earnings per share $.07 compared to weather-normalized earnings for April 1997. The decreases in earnings were offset partially by an increase in interest income during the three, six and twelve months ended March 31, 1998. The Company has also been successful in its cost control efforts, reducing certain operating expenses during the current periods.

Gas revenues decreased 3% for the three months ended March 31, 1998 compared to the same period in fiscal 1997. Excluding the effect of lower billed gas costs under the purchased gas adjustment (PGA) component of customer rates, gas revenues decreased $355,000 or 1%. Bay Gas revenues decreased $143,000 for the fiscal 1998 second quarter due to less profit sharing revenues from storage customers resulting from relatively stable gas prices compared to the previous year. The remainder of the decrease in gas revenues is attributed to a decrease in the gas consumption per degree day for the 1998 second quarter compared to the 1997 second quarter.

Gas revenues increased 2% for the six months ended March 31, 1998. Excluding the effect of PGA billings for the six-month periods, gas revenues increased $565,000 or 1%. Increased gas revenues of $195,000 from industrial sales and transport customers resulted primarily from the start-up during the 1998 first quarter of two large industrial users of gas. The remainder of the weather normalized gas revenues increase is attributed to increased gas volumes sold to temperature-sensitive customers resulting from weather which was 27% colder than the prior year six month period and 14% colder than normal. Although to a lesser extent than that experienced during the current second quarter, gas revenues were impacted negatively by customer usage per degree day which was less than the fiscal 1997 first quarter.

Gas revenues increased less than 1% for the twelve month period ended March 31,1998 compared to the corresponding period of 1997. Excluding the effect of PGA billing differences for the two periods, gas revenues decreased $2,075,000 (3%). Gas revenues from temperature-sensitive customers decreased $1,400,000 during the current twelve-month period. Weather, based on billed degree days during April 1996, a month during which billings were not subject to temperature adjustment, was 96% colder than normal resulting in $2,600,000 more in gas revenues from temperature-sensitive customers compared to weather-normalized gas revenues for April 1997. Increased billings to temperature-sensitive customers during the remaining eleven months of the 1998 twelve-month period partially offset the aforementioned change in gas revenues. Primarily due to a large industrial sales customer switching from sales to transport in June 1997, industrial sales and transportation revenues decreased $609,000 since the commodity cost of gas is no longer included in revenues from that customer.

Cost of gas decreased 3% for the fiscal 1998 second quarter and increased 9% and 6%, respectively, for the six and twelve months ended March 31, 1998 compared to the corresponding periods of fiscal 1997. The Company's rate schedules allow a pass-through to customers of the cost of gas. Any over- or under-recovery of actual gas costs incurred are charged or credited to cost of gas and included in current assets or liabilities as deferred purchased gas adjustment. The Company recoups changes in the actual per unit cost of gas from the amount included in the base rates through its PGA component of customer rates. Billings under the PGA component of rates affects revenues and cost of gas in the same amount thereby creating no net margin for the Company. Excluding the effect of PGA billing differences between the current and prior year periods, cost of gas increased 3% and 7%, respectively, for the three and six month periods thus comparing closely with the 4% and 8% increase in total gas volumes sold to customers. When excluding PGA billing differences for the twelve-month period, cost of gas decreased 6% which compares closely with the 4% decrease in gas volumes sold.

Other operating revenues represent merchandise sales and jobbing revenues. The increase in other operating revenues and the related cost of merchandise for the three, six and twelve month periods reflects increased sales quantities compared to the corresponding periods of the prior year.

Operations expense decreased $593,000 (12%) for the fiscal 1998 second quarter compared to the fiscal 1997 second quarter. The primary factors causing this decrease were: lower retirement expense resulting from a higher than expected return on plan assets, lower uncollectible accounts expense resulting from improved collections experience, lower payroll and other benefits, and lower expenses for outside services and general expenses resulting from cost control efforts. Operations expense decreased $594,000 (6%) and $662,000 (4%), respectively, for the six and twelve month periods ended March 31, 1998 primarily due to the same factors affecting the second quarter comparison.

Maintenance expenses increased $199,000 and $163,000, respectively, for the three and six months ended March 31, 1998 compared to the corresponding periods of 1997. Increased maintenance on mains and services and less costs reimbursed for such maintenance resulted in the quarterly and six-month increase. Maintenance expense decreased $132,000 for the twelve months ended March 31, 1998 primarily due to completion in the fourth quarter of fiscal 1996 of certain non-routine maintenance projects.

The Company has completed an internal evaluation of the Company's computer information systems and has identified systems which will require program modifications or new software installations in order to function properly in the year 2000. The Company expects to incur costs approximating $325,000 to complete the program modifications and new software installations by October 1998. Estimated costs of $240,000 to modify existing information systems to be Year 2000 compliant will be expensed as incurred and estimated costs of $85,000 related to new software installation will be capitalized. During the six months ended March 31, 1998, the Company has incurred approximately $75,000 in expense related to the year 2000 project.

Depreciation expense increased approximately 10% for all three 1998 periods presented. The increase is attributed primarily to depreciation on new facilities which were completed during the fourth quarter of fiscal 1997 to service a large new industrial customer.

Taxes, other than income taxes, for the three months ended March 31, 1998 have changed primarily in relation to gas revenues upon which certain state and local taxes are computed. The fiscal 1997 six and twelve month periods reflect a $246,000 refund of a business license tax which was recorded in December 1996. Excluding the effects of this refund, the change in other taxes for the six and twelve month periods is consistent with the change in gas revenues.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Construction activity has decreased for the three and six months ended March 31, 1998 as compared to the same prior year periods as a result of the aforementioned completion of new facilities during the fourth quarter of fiscal 1997, therefore, capitalized interest costs have declined during the current three and six month periods.

Interest income has increased for each fiscal 1998 period of comparison primarily due to improved results from the financing of merchandise sales and installations.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended March 31, 1998.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), was issued in February 1997 and was effective for the Company for the quarter ending December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company has reported earnings per share in accordance with SFAS 128 for all periods presented.

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

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998 and is effective for the Company for the fiscal year beginning October 1, 1998 with earlier application encouraged. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. The Company expects to apply the disclosure requirements of SFAS 132 for the fiscal year ending September 30, 1998.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No.          Description
               ----------           -----------

                   11               Computation of Earnings Per Share

                   27               Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K

                  During the quarter for which this report is filed, the Company filed one report on Form 8-K.


         Date of Report                  Items Reported Under Item 5        Financial Statement
         --------------                  ---------------------------        -------------------
     January 30, 1998                   i) Approval of an Agreement               None
     (filed February 2, 1998)              and Plan of Merger as part of
                                           a reorganization into a holding
                                           company structure

                                       ii) Election of Directors of the
                                           Company


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               MOBILE GAS SERVICE CORPORATION
                                                                       (Registrant)


Date:      May 14, 1998                                              /s/ John S. Davis
      -------------------------                            ---------------------------------------
                                                                         John S. Davis
                                                                         President and
                                                                   Chief Executive Officer



Date:      May 14, 1998                                              /s/ Charles P. Huffman
      -------------------------                            ---------------------------------------
                                                                         Charles P. Huffman
                                                                Vice President, Chief Financial
                                                                    Officer, and Treasurer

                                  EXHIBIT INDEX

  Exhibit No.         Description                                           Page No.
-------------         -----------                                           --------
     11               Computation of Earnings Per Share                         15

     27               Financial Data Schedule (EDGAR version only)