Form 10-Q
period 1998-06-30
ENERGYSOUTH INC
filed 1998-08-14
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 1998

                           Commission File No. 0-29604


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Alabama                                        58-2358943
------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)




                   2828 Dauphin Street, Mobile, Alabama 36606
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

Common stock ($.01 par value) outstanding at July 31, 1998 - 4,871,643 shares.

                                ENERGYSOUTH, INC.



                                      INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - June 30,
                  1998 and 1997 and September 30, 1997                                           3 - 4


                  Consolidated Statements of Income - Three, Nine and
                  Twelve Months Ended June 30, 1998 and 1997                                     5


                  Consolidated Statements of Retained Earnings - Three,
                  Nine and Twelve Months Ended June 30, 1998
                  and 1997                                                                       6


                  Consolidated Statements of Cash Flows - Nine
                  Months Ended June 30, 1998 and 1997                                            6


                  Notes to Consolidated Financial Statements                                     7 - 8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9 - 12



PART II. Other Information                                                                       13


Exhibit Index                                                                                    14

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             June 30,              September 30,
Assets                                                                  1998           1997            1997
                                                                      ---------      ---------      ---------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $   7,857      $   8,718      $  16,260
  Receivables:
    Gas                                                                   4,416          3,540          3,013
    Merchandise                                                           2,926          2,779          2,715
    Other                                                                   712            677            609
    Less Allowance for Doubtful Accounts                                   (733)          (727)          (536)
  Materials, Supplies, and Mdse (at average cost)                         1,279          1,091          1,241
  Gas Stored Underground for Current Use (at average cost)                1,117          1,424          2,152
  Deferred Purchased Gas Adjustment                                                                       809
  Deferred Gas Costs                                                        313            399            231
  Deferred Income Taxes                                                   1,637          1,950            818
  Prepayments                                                             1,408          1,238          1,419
                                                                      ---------      ---------      ---------

        Total Current Assets                                             20,932         21,089         28,731
                                                                      ---------      ---------      ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                        168,134        160,835        165,208
  Less: Accumulated Depreciation and Amortization                        43,924         39,614         40,289
                                                                      ---------      ---------      ---------
    Property, Plant, and Equipment in Service - Net                     124,210        121,221        124,919

  Construction Work in Progress                                           2,086          3,050            946
                                                                      ---------      ---------      ---------

      Total Property, Plant, and Equipment - Net                        126,296        124,271        125,865
                                                                      ---------      ---------      ---------

OTHER ASSETS:
  Regulatory Asset                                                          966          1,195          1,138
  Merchandise Receivables Due After One Year                              5,203          4,733          4,827
  Deferred Charges                                                        1,316          1,404          1,306
                                                                      ---------      ---------      ---------

     Total Other Assets                                                   7,485          7,332          7,271
                                                                      ---------      ---------      ---------

            Total                                                     $ 154,713      $ 152,692      $ 161,867
                                                                      =========      =========      =========



See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                              June 30,         September 30,
Liabilities and Capitalization                           1998         1997         1997
                                                       --------     --------     --------
                                                           (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                 $  2,258     $  2,168     $  2,930
  Notes Payable                                                                    10,700
  Accounts Payable                                        2,313        3,519        4,080
  Dividends Declared                                      1,071          970          971
  Customer Deposits                                       1,488        1,557        1,556
  Taxes Accrued                                           3,251        2,656        2,827
  Interest Accrued                                        1,446        1,491        1,897
  Deferred Purchased Gas Adjustment                       1,172            8
  Other Liabilities                                       2,244        1,971        2,168
                                                       --------     --------     --------
        Total Current Liabilities                        15,243       14,340       27,129
                                                       --------     --------     --------

OTHER LIABILITIES:
  Accrued Pension Cost                                    1,519        1,886        1,718
  Accrued Postretirement Benefit Cost                       996        1,395        1,087
  Deferred Income Taxes                                  11,395       11,334        9,747
  Deferred Investment Tax Credits                           425          448          444
                                                       --------     --------     --------
        Total Other                                      14,335       15,063       12,996
                                                       --------     --------     --------
            Total Liabilities                            29,578       29,403       40,125
                                                       --------     --------     --------

CAPITALIZATION:
  Stockholders' Equity (Note 1)
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: June, 1998 -
       4,868,000 Shares; June, 1997 -
       4,849,000 Shares; September, 1997 -
       4,855,000 Shares)                                     49           49           49
    Capital in Excess of Par Value                       18,035       17,635       17,746
    Retained Earnings                                    42,298       38,222       37,382
                                                       --------     --------     --------
         Total Stockholders' Equity                      60,382       55,906       55,177
  Minority Interest                                       3,274        2,895        2,985
  Long-Term Debt (Less Current Maturities)               61,479       64,488       63,580
                                                       --------     --------     --------
            Total Capitalization                        125,135      123,289      121,742
                                                       --------     --------     --------

                 Total                                 $154,713     $152,692     $161,867
                                                       ========     ========     ========



See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                        Three Months                 Nine Months                Twelve Months
                                                       Ended June 30,              Ended June 30,               Ended June 30,
                                                   ----------------------      ----------------------      ----------------------
                                                     1998          1997          1998          1997          1998          1997
                                                   --------      --------      --------      --------      --------      --------
Operating Revenues
  Gas Revenues                                     $ 13,066      $ 13,166      $ 59,838      $ 58,819      $ 70,641      $ 69,360
  Merchandise Sales and Jobbing                         803           688         2,617         2,328         3,336         3,011
                                                   --------      --------      --------      --------      --------      --------
     Total Operating Revenues                        13,869        13,854        62,455        61,147        73,977        72,371
                                                   --------      --------      --------      --------      --------      --------

Operating Expenses
  Cost of Gas                                         3,019         3,200        21,062        19,781        23,176        21,758
  Cost of Merchandise and Jobbing                       691           555         2,040         1,757         2,523         2,321
  Operations                                          4,065         4,104        12,648        13,225        17,318        17,649
  Maintenance                                           338           348         1,190         1,037         1,695         1,749
  Depreciation                                        1,591         1,499         4,772         4,497         6,207         5,881
  Taxes, Other Than Income Taxes                      1,147         1,159         4,555         4,274         5,549         5,281
                                                   --------      --------      --------      --------      --------      --------
     Total Operating Expenses                        10,851        10,865        46,267        44,571        56,468        54,639
                                                   --------      --------      --------      --------      --------      --------

Operating Income                                      3,018         2,989        16,188        16,576        17,509        17,732
                                                   --------      --------      --------      --------      --------      --------

Other Income and (Expense)
  Interest Expense                                   (1,358)       (1,429)       (4,176)       (4,238)       (5,649)       (5,556)
  Allowance for Borrowed Funds Used
    During Construction                                  18            69            41           156            61           174
  Interest Income                                       339           280           967           745         1,212           999
  Minority Interest                                    (116)         (104)         (385)         (403)         (496)         (511)
                                                   --------      --------      --------      --------      --------      --------
     Total Other Income (Expense)                    (1,117)       (1,184)       (3,553)       (3,740)       (4,872)       (4,894)
                                                   --------      --------      --------      --------      --------      --------

Income Before Income Taxes                            1,901         1,805        12,635        12,836        12,637        12,838
                                                   --------      --------      --------      --------      --------      --------

Income Taxes                                            748           709         4,703         4,841         4,574         4,721
                                                   --------      --------      --------      --------      --------      --------

Net Income                                         $  1,153      $  1,096      $  7,932      $  7,995      $  8,063      $  8,117
                                                   ========      ========      ========      ========      ========      ========

Earnings Per Share of Common Stock (Note 4):
  Basic                                            $   0.24      $   0.23      $   1.63      $   1.65      $   1.66      $   1.68
                                                   ========      ========      ========      ========      ========      ========
  Diluted                                          $   0.23      $   0.22      $   1.61      $   1.64      $   1.64      $   1.67
                                                   ========      ========      ========      ========      ========      ========

Cash Dividends Declared Per Share of Common
  Stock (Note 1)                                   $   0.22      $   0.20      $   0.62      $   0.57      $   0.82      $   0.76
                                                   ========      ========      ========      ========      ========      ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                            Three Months            Nine Months           Twelve Months
                                           Ended June 30,          Ended June 30,         Ended June 30,
                                        -------------------     -------------------     -------------------
                                          1998        1997        1998        1997        1998        1997
                                        -------     -------     -------     -------     -------     -------
Balance at Beginning of Period          $42,216     $38,096     $37,382     $33,004     $38,222     $33,784
Net Income for Period                     1,153       1,096       7,932       7,995       8,063       8,117
                                        -------     -------     -------     -------     -------     -------
     Total                               43,369      39,192      45,314      40,999      46,285      41,901
Less:  Dividends                          1,071         970       3,016       2,777       3,987       3,679
                                        -------     -------     -------     -------     -------     -------
Balance at End of Period                $42,298     $38,222     $42,298     $38,222     $42,298     $38,222
                                        =======     =======     =======     =======     =======     =======


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                   Nine Months
                                                                  Ended June 30,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------

Cash Flows Provided by Operating Activities                   $ 13,071      $ 14,047
                                                              --------      --------

Cash Flows Used In Investing Activities -
    Capital Expenditures                                        (5,275)       (9,197)
                                                              --------      --------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debts                                  (2,772)       (2,673)
  Proceeds From Issuance of Long-Term Debt                                    12,000
  Changes in Short-Term Borrowings                             (10,700)      (15,000)
  Payment of Dividends, Net of Dividend Reinvestment            (2,727)       (2,489)
                                                              --------      --------

  Net Cash Used In Financing Activities                        (16,199)       (8,162)
                                                              --------      --------

Net Decrease in Cash and Cash Equivalents                       (8,403)       (3,312)

Cash & Cash Equivalents at Beginning of Period                  16,260        12,030
                                                              --------      --------

Cash & Cash Equivalents at End of Period                      $  7,857      $  8,718
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine month periods ended June 30, 1998 and 1997 are not indicative of the results to be expected for the full year.

Note 4. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share, was effective for the Company beginning October 1, 1997. SFAS 128 requires presentation of both basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed to reflect the dilutive effect of outstanding stock options. Earnings per share for each period presented have been restated to reflect the three shares of EnergySouth, Inc. common stock issued for each two shares of Mobile Gas common stock, effective February 2, 1998. The restated weighted average number of common shares outstanding used in computing basic and diluted earnings per share for each period presented is as follows (in thousands):

                                                        Three Months        Nine Months        Twelve Months
                                                        Ended June 30,     Ended June 30,      Ended June 30,
                                                       1998      1997      1998      1997      1998      1997
                                                       -----     -----     -----     -----     -----     -----
Weighted average shares outstanding -
    Basic Earnings Per Share                           4,868     4,848     4,863     4,843     4,861     4,840

Effect of dilutive outstanding stock options              57        35        65        33        61        28
                                                       -----     -----     -----     -----     -----     -----
Weighted average shares outstanding -
    Diluted Earnings Per Share                         4,925     4,883     4,928     4,876     4,922     4,868
                                                       =====     =====     =====     =====     =====     =====


Note 5. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

Note 6. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998 and is effective for the Company for the fiscal year beginning October 1, 1998 with earlier application encouraged. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. The Company expects to apply the disclosure requirements of SFAS 132 in its annual financial statements for the fiscal year ending September 30, 1998.

Note 7. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 will be effective for the Company's fiscal year beginning October 1, 1999. The Company does not currently have any derivative instruments nor is it involved in hedging activities; therefore, SFAS 133 is not expected to have an effect on the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis refers to all subsidiaries of EnergySouth, Inc., (collectively referred to as the "Company"). The Company, primarily through its wholly-owned subsidiary Mobile Gas Service Corporation, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other wholly-owned subsidiaries participate and own investments in gas pipeline transportation, storage, marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission allows these contracts to have market-based rates. Because of the seasonal nature of the Company's gas distribution operations, the results for the interim periods are not necessarily indicative of the results for an entire year.


FINANCIAL CONDITION AND LIQUIDITY

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. Operating activities provided cash of $13,071,000 and $14,047,000, respectively, for the nine months ended June 30, 1998 and 1997. The decrease in cash provided by operating activities is attributed primarily to decreased cash flow from net income and the non-cash components of net income, primarily a reduction in deferred tax expense. The timing of receipts and payments on operating assets and liabilities had a minimal effect on cash provided by operations.

Cash used in capital expenditures decreased $3,922,000 for the nine months ended June 30, 1998 primarily due to completion during the fourth quarter of fiscal 1997 of new facilities added to service a large industrial customer.

Cash used by financing activities was $16,199,000 and $8,162,000, respectively, for the nine months ended June 30, 1998 and 1997. During the first quarter of fiscal 1997, the Company issued $12,000,000 of 7.27% First Mortgage Bonds to fund on-going capital projects. Payments on short-term borrowings were lower for the fiscal 1998 nine-month period primarily due to a lower short-term debt balance at fiscal year-end 1997 as compared to fiscal year-end 1996.

The Company's capital needs are due primarily to its on-going construction program. Capital expenditures related to the Company's construction program for the remainder of fiscal 1998 are estimated to be $ 1,620,000. Funds for the Company's cash needs are expected to come from cash provided by operations, reduction of temporary investments and, if necessary, borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1998 and 1997 was $1,153,000 or $.23 per share, and $1,096,000 or $.22 per share, respectively. Net income for the nine and twelve month periods ended June 30, 1998 was $7,932,000 or $1.61 per share and $8,063,000 or $1.64 per share, respectively, compared to $7,995,000 or $1.64 per share and $8,117,000 or $1.67 per share, respectively, for the nine and twelve month periods of fiscal 1997. All earnings per share amounts above are computed on a diluted basis.

The increase in earnings for the 1998 third quarter is attributed substantially to increased gas transportation revenues. As a result of colder weather in terms of degree days, volumes delivered by Mobile Gas to its temperature-sensitive customers increased during the nine and twelve month periods. However, customer consumption per degree day was less than historical usage which is believed to be due to the consistent moderate temperatures experienced throughout the winter season. Therefore, additional margins from increased sales were more than offset by the operation of Mobile Gas' temperature adjustment rider which reduces customer bills when degree days exceed historical norms. The decrease in earnings for the nine and twelve months ended June 30, 1998 was impacted also by a refund of a business license tax which was received in December 1996 by Bay Gas Storage Company, Ltd. (Bay Gas), an affiliated company, resulting in a per share impact of $.03 during the 1997 periods. Increased transportation revenues, increased interest income, and decreased operations and maintenance expenses offset partially the impacts previously mentioned on the nine and twelve month period comparisons.

Gas revenues decreased 1% for the three months ended June 30, 1998 compared to the same period in fiscal 1997. Gas sales revenues decreased $457,000 (4%) for the 1998 third quarter due to a decrease in temperature sensitive customers' gas consumption per degree day and lower gas sales to large commercial and industrial customers resulting from certain customers' decreased plant utilization and switching from sales to transportation. Customers switching from sales to transportation results in lower recorded gas revenues since the commodity cost of gas is no longer included in revenues from those customers. Gas transportation revenues increased $383,000 (23%) for the 1998 third quarter. This increase is attributed primarily to the fiscal 1998 first quarter start-up of two large industrial users of gas, and to a lesser extent, new transportation customers who switched from being a sales customer.

Gas revenues increased 2% for the nine and twelve months ended June 30, 1998. Total gas sales revenues increased less than 1% for the 1998 nine and twelve month periods compared to the same 1997 periods. Weather-normalized gas sales revenues from temperature-sensitive customers increased 2% and 3%, respectively, for the nine and twelve month periods due to increased sales volumes attributed primarily to weather which was 27% colder than prior year. Large commercial and industrial gas sales decreased 10% and 13%, respectively, and gas transport revenues increased 16% and 14%, respectively, for the nine and twelve months ended June 30, 1998 primarily as a result of the same factors affecting the three month comparison.

Cost of gas decreased 6% for the fiscal 1998 third quarter and increased 6% and 7%, respectively, for the nine and twelve months ended June 30, 1998 compared to the corresponding periods of fiscal 1997. The Company's rate schedules allow a pass-through to customers of the cost of gas. Any over- or under-recovery of actual gas costs incurred are charged or credited to cost of gas and included in current assets or liabilities as deferred purchased gas adjustment. The Company recoups changes in the actual per unit cost of gas from the amount included in the base rates through its PGA component of customer rates. Billings under the PGA component of rates affects revenues and cost of gas in the same amount thereby creating no net margin for the Company. Excluding the effect of PGA billing differences between the current and prior year periods, cost of gas decreased 7% for the 1998 three month period compared to a 7% decrease in total gas volumes sold to customers. When excluding PGA billing differences for the nine and twelve month periods, cost of gas increased 5% and 1%, respectively, compared to an increase in gas volumes sold of 5% and 1%, respectively.

Other operating revenues represent merchandise sales and jobbing revenues. The increase in other operating revenues and the related cost of merchandise for the three, nine and twelve month periods reflects increased sales quantities compared to the corresponding periods of the prior year.

Operations and maintenance expense decreased 1% for the fiscal 1998 third quarter compared to the fiscal 1997 third quarter primarily due to cost control efforts. Operations expense decreased $577,000 (4%) and $332,000 (2%), respectively, for the nine and twelve months ended June 30, 1998 compared to the same periods of 1997. The primary factors causing this decrease were: lower retirement expense resulting from a higher than expected return on plan assets, lower payroll and other benefits, and lower expenses for outside services and general expenses resulting from cost control efforts. An increase in sales expenses resulting from increased advertising and promotional program expenses partially offset the aforementioned decreases. Maintenance expenses increased $153,000 for the nine months ended June 30, 1998 compared to the corresponding period of 1997 due to increased maintenance on mains and services.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has completed its assessment and currently is carrying out its plan of remediation. During the nine months ended June 30, 1998, the Company has expensed costs of $85,000 relating to modification of existing software and expects to expense additional costs of $80,000 to complete the year 2000 remediation project by November 1998.

Depreciation expense increased approximately 6% for all three 1998 periods presented. The increase is attributed primarily to depreciation on new facilities which were completed during the fourth quarter of fiscal 1997 to service a large new industrial customer.

Taxes, other than income taxes, for the three months ended June 30, 1998 have changed primarily in relation to gas revenues upon which certain state and local taxes are computed. The fiscal 1997 nine and twelve month periods reflect a $246,000 refund of a business license tax which was recorded in December 1996. Excluding the effects of this refund, the change in other taxes for the six and twelve month periods is consistent with the change in gas revenues.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Construction activity has decreased for all 1998 periods compared to the same prior year periods as a result of the aforementioned completion of new facilities during the fourth quarter of fiscal 1997; therefore capitalized interest costs have declined.

Interest income has increased for each fiscal 1998 period of comparison primarily due to improved results from the financing of merchandise sales and installations.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended June 30, 1998.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), was issued in February 1997 and was effective for the Company beginning October 1, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company has reported earnings per share in accordance with SFAS 128 for all periods presented in this Form 10-Q.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998 and is effective for the Company for the fiscal year beginning October 1, 1998 with earlier application encouraged. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. The Company expects to apply the disclosure requirements of SFAS 132 in its annual financial statements for the fiscal year ending September 30, 1998.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 will be effective for the Company's fiscal year beginning October 1, 1999. The Company does not currently have any derivative instruments nor is it involved in hedging activities; therefore, SFAS 133 is not expected to have an effect on the Company's financial statements.

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



                                                 ENERGYSOUTH, INC.
                                   (Successor to Mobile Gas Service Corporation)
                                   ---------------------------------------------
                                                   (Registrant)



Date:  August __, 1998                          /s/ John S. Davis
     -----------------------       ---------------------------------------------
                                                    John S. Davis
                                                    President and
                                               Chief Executive Officer



Date:  August __, 1998                          /s/ Charles P. Huffman
     -----------------------       ---------------------------------------------
                                                    Charles P. Huffman
                                               Vice President, Chief Financial
                                                    Officer, and Treasurer

                                  EXHIBIT INDEX


Exhibit No.                Description                                            Page No.
-----------                -----------                                            --------

11                         Computation of Earnings Per Share                         15

27                         Financial Data Schedule (EDGAR version only)
