Form 10-K405
period 1998-09-30
ENERGYSOUTH INC
filed 1998-12-29
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 0-29604

                               EnergySouth, Inc.
             (Exact name of registrant as specified in its charter)

            Alabama                                              58-2358943
-----------------------------------                          -------------------
 (State or other Jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


  2828 Dauphin Street, Mobile, Alabama                            36606
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (334) 450-4774
                                                              --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
   Title of each class                              on which registered
--------------------------                        -----------------------
          None                                              None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock ($.01 par value)
                         -------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 15, 1998) was approximately $101,805,705.

         As of December 15, 1998, there were 4,876,920 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 29, 1999 are incorporated by reference into Part III.

                                     PART I


Item 1.  Business.

GENERAL

         EnergySouth, Inc. (together with its subsidiaries, the "Company" or "Registrant", and exclusive of its subsidiaries, "EnergySouth") was initially incorporated under the laws of the State of Alabama on September 5, 1997 for the primary purpose of becoming the holding company for Mobile Gas Service Corporation ("Mobile Gas"), a natural gas utility, and its subsidiaries. Effective February 2, 1998, Mobile Gas and its subsidiaries were reorganized (the "Reorganization") into the holding company structure whereby Mobile Gas became a wholly-owned subsidiary of EnergySouth. As the context may require, certain references herein to the Company are references to Mobile Gas and its subsidiaries prior to the Reorganization.

         Mobile Gas was incorporated under the laws of the State of Alabama in 1933. Mobile Gas is engaged in the purchase, distribution, sale and transportation of natural gas to over 100,000 residential, commercial and industrial customers in southwest Alabama, including the City of Mobile and adjacent areas. Mobile Gas' service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

         MGS Energy Services, Inc. ("MGS Energy") was incorporated in March 1983. Through MGS Energy, the Company provides contract and consulting work for utilities and industrial customers. MGS Energy owns a 51% interest in Southern Gas Transmission Company ("SGT"), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc. During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Koch Gateway Pipeline Company ("Koch"), formerly United Gas Pipe Line Company, near Flomaton, Alabama to the facilities of Alabama River Pulp Company, Inc. in Claiborne, Alabama.

         MGS Marketing Services, Inc. ("MGS Marketing") was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

         In connection with the Reorganization, MGS Energy and MGS Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

         MGS Storage Services, Inc. ("MGS Storage"), a wholly-owned subsidiary of Mobile Gas, was incorporated on December 4, 1991. MGS Storage holds a general partnership interest of 87 1/2% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 12 1/2% limited partnership interest is held by Olin Corporation. Bay Gas constructed an underground gas storage cavern and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 1998, approximately 63% of the Company's gas revenues was derived from residential sales, 12% from small commercial and industrial sales, 10% from large commercial and industrial sales, 12% from transportation services, and 2% from storage and miscellaneous services. Residential sales in 1998 accounted for approximately 12% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 3%, 4% and 81%, respectively. The ten largest customers of the Company accounted for approximately 14% of the Company's gross margin in fiscal 1998, with the largest accounting for approximately 2%. For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

         In May 1995, the Company entered into a long-term contract with Tuscaloosa Steel Corporation to transport natural gas to a new iron ore reduction facility on a site located adjacent to downtown Mobile. To fulfill its obligations under such contract, the Company constructed approximately five miles of new high pressure pipeline and upgraded certain other segments of its existing facilities. In October 1997 the Company made the first deliveries of gas to Tuscaloosa Steel's facility.

         The move to gas-fired generating plants by the electric industry is expanding that market for the natural gas industry. The natural gas-fired power generation growth in our area is unprecedented. During fiscal 1998, Bay Gas entered into agreements for transporting gas to such gas fired co-generation facilities. The Company is currently working with developers of several new power plants planned for different sites in or near its service area. The Company is able to serve these sites because of their proximity to the Mobile Gas distribution system, the Bay Gas pipeline, or the SGT pipeline.

GAS SUPPLY

         The Company is directly connected to two natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 1998, the Company obtained approximately 86% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         Mobile Gas has a current peak day firm requirement of 129,870 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for 10,000 MMBtu/day until October 31, 2000, and 13,000 MMBtu/day until June 30, 2000, through the direct connections with Mobil and Shell's processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 26,870 MMBtu/day from Koch under agreements extending to April 1, 1999. In conjunction with the No-Notice Service, the Company has contracted with a gas supplier to provide firm gas supply through March 31, 1999. The Company has entered into a contract with Koch for No-Notice Service of 24,000 MMBtu/day effective

April 1, 1999 through March 31, 2002.

GAS STORAGE

         Construction of the Bay Gas storage facility was completed in 1994. At September 30, 1998, the cavern had the capacity to hold up to 3.2 BCF of natural gas. Approximately 1.1 BCF of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.1 BCF, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission and Koch which provide access to interstate markets.

         In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 1998, the storage facility's injection capacity ranges from 35,000 to 50,000 MMBtu/day depending upon cavern pressure and the withdrawal capacity was 260,000 MMBtu/day. An additional compressor may be added to increase the injection capacity if significant contracts are entered into which provide for firm injection services. There can be no assurance that Bay Gas will enter into additional contracts.

         Under its agreements with Olin, Bay Gas has the right to develop up to 2 additional caverns on the property leased from Olin. Until Bay Gas makes certain required payments to Olin prior to commencement of the construction of a second cavern, Olin has the right to increase its ownership interest in Bay Gas by an additional 12 1/2%, by purchasing from MGS Storage such additional percentage at a price based on the book equity of MGS Storage in Bay Gas. The Company is unable to determine at this time whether additional caverns will be developed at the storage facility, but anticipates that an additional cavern would be considered with sufficient market demand.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed, and the price of natural gas has remained at levels such that, in most cases, these industrial customers have chosen to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation."

         Due to the close proximity of various pipelines and gas processing plants to the Company's service area, there exists the possibility that current or prospective customers could install their own facilities and connect directly to a supply source and thereby "bypass" the Company's service. The Company believes that because it has worked closely with major industrial customers to meet those customers' needs, and because of its ability to provide competitive pricing under its rate tariffs, none of the Company's customers have bypassed its facilities to date. Although there can be no assurance as to future developments, the Company intends to continue its efforts to reduce the likelihood of bypass by offering competitive rates and services to such customers.

         Gas Storage Competition. A number of types of competitors may provide services like or in competition with those of Bay Gas. These include, among others, natural gas storage facilities, natural gas aggregators, and natural gas pipelines. Bay Gas believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See "Rates and Regulation."

RATES AND REGULATION

         The natural gas distribution operations of Mobile Gas are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates are determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Beginning December 1, 1995, Mobile Gas also is allowed to recover costs associated with its replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by Mobile Gas are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, equipment, accounting, and other matters.

         On June 10, 1996, the APSC authorized Mobile Gas to apply a temperature rate adjustment to customers' gas bills for the months of November through April. The temperature rate adjustment helps to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment has been reflected in customers' gas bills during the months of November through April since November 1, 1996.

         The Mobile Gas tariffs include a purchased gas adjustment clause which allows it to pass on to certain of its customers increases or decreases in gas costs from those reflected in its tariff charges. Adjustments under such clauses require periodic filings with the APSC but do not require a general rate proceeding. Under the purchased gas adjustment clause, Mobile Gas has a competitive fuel clause which gives it the right to adjust its rates to certain large customers in order to compete with alternative energy sources. Any margin lost as a result of competitive fuel clause adjustments is recoverable from its other customers.

         Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. The operations of SGT, which consist only of intrastate transportation of gas, are also regulated by the APSC.

         Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. Bay Gas is allowed by FERC order to charge market-based rates for interstate storage services. Market-based rates allow Bay Gas to respond to market conditions and minimizes regulatory involvement in the setting of its rates for storage services. Bay Gas filed a petition with the FERC on November 5, 1998 seeking authority to provide transportation-only services for both interstate and intrastate shippers. Such application is currently pending.

         Mobile Gas has been granted nonexclusive franchises to construct, maintain and operate a natural gas distribution system in the areas in which it operates. Except for the franchise granted by Mobile County, Alabama, which has no stated expiration date, the franchises have expiration dates, the earliest of which is in 2007. The Company has no reason to believe that the franchises will not be renewed upon expiration.

SEASONAL NATURE OF BUSINESS

         The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and Regulation - Results of Operations" and below under "Management's Discussion and Analysis of Results of Operations and Financial Condition" the application of a temperature rate adjustment in customers' bills beginning in November 1996 has helped to level out the effects of temperature extremes on results of operations.

         Due to the seasonality of the Company's business, the generation of working capital is impaired during the summer months because of reduced gas sales. Cash needs during this period are met generally through short-term financing arrangements or the reduction of temporary investments as is common in the industry.

ENVIRONMENTAL ISSUES

         The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations.

         Like many gas distribution companies, prior to the widespread availability of natural gas, Mobile Gas manufactured gas for sale to its customers. In contrast to some other companies which operated multiple manufactured gas plants, Mobile Gas and its predecessor operated only one such plant, which discontinued operations in 1933. The process for manufacturing gas produced by-products and residuals, such as coal tar, and certain remnants of these residuals are sometimes found at former gas manufacturing sites.

         Mobile Gas conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of its environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

EMPLOYEES

         Mobile Gas employed 275 full-time employees as of September 30, 1998. Of these, approximately 37% are represented by the Oil, Chemical and Atomic Workers International Union, Local No. 3-541. As of September 30, 1998 Bay Gas employed six full-time employees. The Company believes that it enjoys generally good labor relations.

Item 2.  Properties.

         The Company's properties consist of distribution, general, transmission, and storage plant. The distribution plant is located in Mobile County, Alabama and is used in the distribution of natural gas to the Company's customers. The distribution plant consists primarily of mains, services, meters and regulating equipment, all of which are adequate to serve the present customers. The distribution plant is located on property which the Company is entitled to use as a result of franchises granted by municipal corporations, or on easements or rights-of-way.

         The general plant consists of land, structures (with aggregate floor space of approximately 118,000 square feet), office equipment, transportation equipment and miscellaneous equipment, all located in Mobile County, Alabama.

         The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located primarily in Monroe County, Alabama. The transmission plant is located on easements or rights-of-way.

         The storage plant, consisting of an underground cavern for the storage of natural gas and related pipeline and surface facilities, is located primarily in Washington County, Alabama. The storage plant is constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company's option for an additional term of 20 years.

         Substantially all of the property of the Company is pledged as collateral for the long-term debt.

Item 3.  Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 1999. Officers are appointed by the Board of Directors of the Company.

                                                                       Business Experience
Name, Age, and Position                                                During Past 5 Years
-----------------------                                                -------------------
W. G. Coffeen, III, 52                                                 Appointed in 1998
Vice President - Corporate Development and
Planning - EnergySouth, Inc.;

Vice President - Corporate Development and                             Appointed in 1998; Previously:
Planning - Mobile Gas; Director/Vice President -                       Vice President - Marketing, Mobile
MGS Marketing Services, Inc.; Vice President -                         Gas Service Corporation (1986 - 1998)
MGS Storage Services, Inc.

Charles P. Huffman, 45                                                 Appointed in 1998
Vice President, Chief Financial Officer, and
Treasurer - EnergySouth, Inc.

Vice President, Chief Financial Officer,                               Appointed in January 1995;
Treasurer, and Assistant Secretary -  Mobile Gas                       Previously: Chief Financial Officer
Service Corporation; Vice President/Treasurer -                        (1993-1994); Treasurer (1991-1993)
MGS Energy Services, Inc.; Director/Vice
President/Treasurer - MGS Storage Services,
Inc.; Director/Vice President/ Treasurer - MGS
Marketing Services, Inc.


G. Edgar Downing, Jr., 42*                                             Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

Secretary, General Counsel and Vice President                          Appointed in 1998; Previously: Vice
of Administration - Mobile Gas Service                                 President, Secretary and General
Corporation; Director/Vice President/Secretary -                       Counsel - Mobile Gas Service
MGS Energy Services, Inc.; Director/Vice                               Corporation (1994-1998); Secretary
President/Secretary - MGS Storage Services,                            and General Counsel (1993-1994);
Inc.; Vice President/ Secretary - MGS Marketing                        Assistant Secretary (1991-1993),
Services, Inc.                                                         General Attorney (1990-1993)



* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5.  Market for the Registrant's Common Stock Equity and Related
           Stockholder Matters.

         As part of the Reorganization, effective February 2, 1998, shareholders of Mobile Gas automatically became shareholders of EnergySouth with each two shares of Mobile Gas common stock outstanding on that date being converted into three shares of EnergySouth common stock. All per share amounts presented below have been restated to reflect the three-for-two conversion.

         The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 15, 1998 there were 1,508 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                   Per Share
               Dividends Declared               Closing Price Range
               ------------------      ----------------------------------------------
Fiscal Year
Quarter Ended     1998     1997            1998                        1997
-------------     ----     ----     ---------------------    ------------------------
                                     High         Low           High           Low
                                     ----         ---           ----           ---
December 31       $.20     $.19     $27-1/4    $23-11/16     $ 19- 5/16    $ 15-11/16
March 31           .20      .19      27-1/2     21-  1/2       19-  1/2      17-11/16
June 30            .22      .20      24         20-  1/8       18-13/16      17- 5/16
September 30       .22      .20      23-1/4     18-15/16       24-13/16      18- 3/16

         Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will be dependent upon the Registrant's future earnings, financial requirements, and other factors.

         The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1998, under the most limiting of such provisions, retained earnings in the amount of $21,389,000 were unrestricted.

     Item 6.  Selected Financial Data.

FINANCIAL SUMMARY

Years Ended September 30,                            1998         1997         1996         1995         1994
                                                   --------     --------     --------     --------     --------
SELECTED FINANCIAL DATA
(in thousands, except per share data)

Gas Revenues                                       $ 70,758     $ 69,622     $ 68,334     $ 56,204     $ 60,470
Merchandise Sales and Jobbing                         3,264        3,048        3,044        2,907        2,824
                                                   --------     --------     --------     --------     --------
Total Operating Revenues                           $ 74,022     $ 72,670     $ 71,378     $ 59,111     $ 63,294
                                                   --------     --------     --------     --------     --------
Net Income                                         $  8,417     $  8,126     $  8,631     $  4,028     $  4,893
Preferred Stock Dividends                                                                                     5
                                                   --------     --------     --------     --------     --------
Earnings Applicable to Common Stock                $  8,417     $  8,126     $  8,631     $  4,028     $  4,888
                                                   --------     --------     --------     --------     --------
Cash Dividends Per Share of Common Stock (1)       $   0.84     $   0.78     $   0.74     $   0.70     $   0.68
Earnings Per Share of Common Stock (1)
  Basic (1)                                        $   1.73     $   1.68     $   1.79     $   0.84     $   1.18
  Diluted (1)                                      $   1.71     $   1.66     $   1.78     $   0.84     $   1.18
Weighted Average Common Shares Outstanding (1)
  Basic (1)                                           4,865        4,844        4,826        4,812        4,128
  Diluted (1)                                         4,926        4,881        4,838        4,812        4,128
Total Assets                                       $166,541     $161,867     $150,779     $136,567     $134,529
Long-Term Debt Obligations                         $ 58,979     $ 63,580     $ 54,509     $ 57,328     $ 59,047

STATISTICAL
Gas Revenue (in thousands):
  Sales:
    Residential                                    $ 44,725     $ 44,330     $ 43,929     $ 36,106     $ 40,535
    Commercial and Industrial - Small                 9,208        8,948        8,348        6,813        7,209
    Commercial and Industrial - Large                 6,784        7,638        7,914        6,151        6,188
  Transportation                                      8,210        6,886        6,571        6,172        5,881
  Storage (other than intercompany)                   1,204        1,176          926          245           13
  Other                                                 627          644          646          717          644
                                                   --------     --------     --------     --------     --------
      Total                                        $ 70,758     $ 69,622     $ 68,334     $ 56,204     $ 60,470
                                                   --------     --------     --------     --------     --------
Delivery to Customers (in thousand therms):
  Gas Sales:
    Residential                                      51,493       48,099       59,403       47,992       56,100
    Commercial and Industrial - Small                13,231       12,338       14,148       11,669       12,463
    Commercial and Industrial - Large                15,169       16,975       23,252       19,536       19,045
  Transportation                                    335,905      284,248      279,798      274,859      253,702
                                                   --------     --------     --------     --------     --------
      Total                                         415,798      361,660      376,601      354,056      341,310
                                                   --------     --------     --------     --------     --------
Customers Billed (peak month):
  Residential                                        95,443       95,446       95,338       94,822       94,424
  Commercial and Industrial - Small                   5,305        5,267        5,257        5,235        5,195
  Commercial and Industrial - Large                      97          101          105          108          106
  Transportation                                         30           30           30           29           31
                                                   --------     --------     --------     --------     --------
      Total                                         100,875      100,844      100,730      100,194       99,756
                                                   --------     --------     --------     --------     --------

Degree Days (2)                                       1,889        1,487        2,030        1,331        1,837

NUMBER OF EMPLOYEES (END OF PERIOD)                     281          276          276          275          260

Note: (1)  All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth, Inc. common stock effective February 2, 1998.

Note: (2)  The number of degrees that the daily mean temperature falls below 65 degrees F. The Company's rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THE COMPANY

         The following discussion and analysis refers to EnergySouth, Inc. and its direct and indirect subsidiaries (collectively referred to as the "Company"). The Company became the holding company for Mobile Gas Service Corporation (Mobile Gas) on February 2, 1998, and at that time Mobile Gas became a wholly-owned subsidiary of the Company. The Company, primarily through Mobile Gas is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts do not require APSC approval, and the Federal Energy Regulatory Commission, which has jurisdiction over such contracts, allows them to have market-based rates.

         The Company's distribution business is highly seasonal and temperature-sensitive since residential and small commercial customers use more gas during colder weather for heating. As a result, the Company's operating results in any given period historically have reflected, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. On November 1, 1996, Mobile Gas implemented a temperature rate adjustment rider designed to offset the impact that unusually cold or warm weather has on customer billings and operating margins by reducing high gas bills in colder than normal weather and increasing gas revenues in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the U. S. National Weather Service. In the gas utility industry, degree days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

         The Company's net income for the fiscal year ended September 30, 1998 was $8,417,000 or $1.71 per share compared to $8,126,000 or $1.66 per share and $8,631,000 or $1.78 per share for fiscal 1997 and 1996, respectively. All earnings per share amounts referred to above are computed on a diluted basis. Earnings for 1998 increased compared to 1997 due in part to increased margin on gas transportation revenues and decreased operations expenses. Since Mobile Gas' temperature rate adjustment rider was not in operation during fiscal 1996, earnings for 1996 reflect the effects of weather which was 24% colder than normal. The impact of colder weather increased 1996 earnings by $.30 per share compared to earnings that would have occurred with normal weather. Earnings for 1997 reflect improvement compared to 1996 earnings that would have been realized with normal weather primarily due to decreased operation and maintenance expenses, improved financial results from natural gas storage operations, and a refund of a business license tax, which resulted in a per share impact of $.03.

OPERATING REVENUES

         Gas revenues increased $1,136,000 (2%) in 1998 compared to 1997. Gas sales to temperature-sensitive customers increased $655,000 (1%) due to a 7% increase in volumes resulting from weather which was 27% colder than the prior year and 15% colder than normal. Given the colder weather, gas revenues in 1998 from temperature-sensitive customers did not increase as much as expected since gas revenues were impacted negatively by a decrease in the customer consumption per degree day as compared to the historical usage. This decline in customer usage appears to be attributed to the consistent moderate temperatures experienced throughout the fiscal 1998 winter season even though the winter was colder than normal in terms of degree days. Additional margins from increased sales volumes attributed to colder weather were more than offset by the operation of Mobile Gas' temperature rate adjustment rider. Large commercial and industrial gas sales decreased $854,000 (11%) primarily due to certain customers switching from sales to transportation agreements, and therefore, gas revenues were less because there is no commodity gas cost in transportation rates. Gas transportation revenues increased $1,324,000 (19%) as a result of two large industrial customers added to the distribution system during fiscal 1998 as well as customers who switched from sales agreements.

         Gas revenues increased $1,288,000 (2%) in 1997 compared to 1996 primarily due to increased revenue from temperature-sensitive, transportation, and natural gas storage customers. Weather in 1997 was 27% warmer than prior year and 9% warmer than normal resulting in an 18% decrease in gas volumes sold to temperature-sensitive customers. Despite the volume decrease, gas revenues from these customers increased $1,000,000 due to the impact of higher commodity gas costs, which were passed through to customers under the purchased gas adjustment provisions of the Company's rate schedules, and billings to customers under the temperature rate adjustment rider. Revenues from the transportation of natural gas increased $315,000 due to increased volumes by existing customers and certain sales customers switching to transportation agreements. Primarily as a result of these switches, large commercial and industrial sales decreased $276,000. Revenues from natural gas storage operations increased $250,000 due to new contracts for storage services.

EXPENSES

         Cost of gas increased $1,001,000 (5%) in 1998 compared to 1997 due to increased gas sales volumes of 3% and increased average cost of gas per therm sold of 2%. Cost of gas increased $2,343,000 (12%) in 1997 compared to 1996 primarily due to an increase in the cost of gas passed through to customers under the purchased gas adjustment provisions of Mobile Gas' rate schedules. During 1996, Mobile Gas intentionally under-collected gas costs through the purchased gas component of rates to refund previously over-collected gas costs.

         Operations and maintenance expenses decreased $846,000 (4%) in 1998 compared to 1997 primarily due to decreases in retirement expense, bad debt expense and Company efforts to improve efficiencies and control expenses. Operations and maintenance expenses decreased $490,000 (2%) in 1997 compared to 1996. The most significant factors contributing to this decrease were lower utility maintenance costs resulting from the completion in 1996 of certain non-routine maintenance projects, increased capitalized expenses resulting from a higher level of construction activity, and lower gas storage expenses.

         Increases in depreciation expense for 1998 and 1997 were due to continued growth in depreciable plant-in-service.

         Taxes, other than income taxes, primarily consist of state and local taxes that are based on gross revenues and fluctuate accordingly. During fiscal 1997, the State of Alabama approved the Company's claim for refund of a business license tax. As a result of this approval, the Company reduced its expense for taxes, other than income taxes, by $246,000.

         Interest expense decreased $178,000 (3%) in 1998 compared to 1997 as a result of a reduction in long-term debt principal balances. Interest expense increased $483,000 (9%) in 1997 compared to 1996 due to the issuance of $12 million in 7.27% First Mortgage Bonds in November 1996.

         Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased in 1998 compared to 1997 due to decreased construction activity and increased $142,000 in 1997 compared to 1996 primarily as a result of increased construction activity during 1997 to complete a pipeline and related facilities to service a large industrial customer.

         Interest income increased $242,000 (24%) in 1998 compared to 1997 due to increased financing of merchandise sales and installations and increased interest income from short-term financial instruments.

         Income tax expense fluctuates with the changes in income before income taxes. The Company's effective tax rate in 1998 was 37.1% compared to 36.7% in 1997 and 1996. The components of income tax expense are reflected in Note 4 to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting in response to SFAS 130.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

         Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. In fiscal 1998, the Company adopted the disclosure requirements of SFAS 132.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 will be effective for the Company's fiscal year ending September 30, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which provides guidance for the accounting of such costs. SOP 98-1 is effective for the Company for the fiscal year ending September 30, 2000. The impact of SOP 98-1 on the Company's annual financial statements is currently being evaluated.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt SOP 98-5 in fiscal 1999 and recognize a negative cumulative effect adjustment of approximately $617,000 or $.13 per share (diluted) as a result of expensing organization and start-up costs previously capitalized. SOP 98-5 is not expected to have a material effect on the Company's subsequent annual financial statements.

         In fiscal 1999, the Company expects to begin recording an estimate of unbilled revenue for service rendered subsequent to the meter reading date through the end of the reporting period. Presently, the commodity cost of purchased gas applicable to gas delivered but not yet billed under the cycle billing method is deferred. The Company expects to recognize a positive cumulative effect adjustment of $234,000 or $.05 per share (diluted) in its fiscal year 1999 financial statements as a result of this accounting change. This accounting change is not expected to have a material effect on the Company's subsequent annual financial statements.

EFFECTS OF INFLATION

         Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. Changes in purchased gas costs are passed through to customers in accordance with the purchased gas adjustment provision of the Company's rate schedules. Increases in other utility costs must be recovered through timely filings for rate relief.

GAS SUPPLY

         A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to provide access to the vast gas reserves in our area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2002, are as follows: 1999 - $1,671,000; 2000 - $1,698,000; 2001 - $1,216,000; and 2002 - $597,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas Storage Company, Ltd. (Bay Gas), the Company's 87.5% owned partnership. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. Mobile Gas' purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should Mobile Gas' customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, management believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas, reduce some excess gas supply costs through a negotiated settlement with suppliers, pass through excess gas supply costs to existing customers through the purchased gas component of customers rates.

ENVIRONMENTAL

         The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Cash provided by operating activities was $14.6 million, $14.9 million and $13.0 million in 1998, 1997 and 1996, respectively. The decrease in cash flow from operating activities for 1998 compared to 1997 is primarily due to a decrease in deferred tax expense, a non-cash component of net income, which was partially offset by an increase in net income and cash provided by the change in operating assets and liabilities. The increased cash flow from operating activities for 1997 compared to 1996 is primarily due to the change in operating assets and liabilities which reflects the timing of cash receipts and payments on receivables and payables.

         Financing activities used net cash of $4.7 million in 1998 compared to providing cash of $1.5 million and $8.2 million in 1997 and 1996, respectively. Additional funding in 1997 for working capital and capital requirements was obtained from issuance in November 1996 of $12 million in 7.27% First Mortgage Bonds. A majority of the additional funding was used to finance the construction of gas distribution facilities in order to serve a large industrial customer with whom the Company has a long-term contract to transport gas. Changes in short-term borrowings represent interim financing. Of the $13.2 million increase in short-term borrowings for 1996, $11 million is related to the purchase of short-term federal obligations for shares tax planning purposes. These investments matured in early October 1996 and the proceeds were used to repay the debt. At September 30, 1998, the Company had short-term investments totaling $14.3 million for shares tax planning purposes, of which $12.7 million was borrowed under the Company's revolving credit agreement.

         Cash used in investing activities reflects the capital-intensive nature of the Company's business. During fiscal years 1998, 1997 and 1996, the Company used cash for construction of distribution and storage facilities, purchase of equipment and other general improvements, of $7.6 million, $12.2 million, and $10.1 million, respectively. Capital expenditures related to the gas storage facility were $288,000, $831,000 and $2,284,000 in 1998, 1997 and 1996,
respectively, while the remaining portion of capital expenditures for each year primarily reflects gas distribution system improvement and expansion.

         The Company expects fiscal 1999 capital expenditures relating to Mobile Gas' regular construction program, equipment purchases, and other general improvements to be $7.6 million. In addition to these capital costs, in fiscal 1999 Bay Gas will construct a pipeline interconnect with an interstate pipeline at an estimated cost of $1.0 million in order to provide gas supply for its transport customers. Funds for the Company's cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Excluding the borrowings under the credit agreement related to the purchase of short-term investments for shares tax planning purposes, the Company has $20.0 million available for borrowing on its revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

         The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date sensitive. Any of the programs it uses that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause the Company to become unable to process transactions and could thereby require the Company to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management is devoting significant attention to identifying Year 2000 issues and testing its systems for Year 2000 compliance. To date, the Company has incurred Year 2000 remediation costs of approximately $143,000 and has budgeted approximately $44,000 to complete the remediation costs. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so.

         The Company has made changes to its computer application programs and has completed testing of such programs for Year 2000 compliance. The Company is contacting each of its significant vendors to obtain a commitment that they are or will be Year 2000 compliant. If such assurances are not forthcoming, or if management believes for any reason that any of its significant vendors will not be Year 2000 compliant when required, management plans to either contract with other vendors that would be able to provide similar services at similar costs or have plans in place so that operations will not be materially affected.

         Management of the Company is in the process of formalizing its Year 2000 contingency plan for its computer application programs and for its vendors. Such plan is expected to be completed in the second quarter of fiscal 1999. Management believes that the Company will be able to continue its operations without material interruption of its business and without a material adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

         Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, and specific conditions in the Company's service area. Additional factors that may impact forward-looking statements include the Company's dependence on external suppliers, partners, operators, service providers, and governmental agencies and their ability to upgrade their business systems and measurement and control systems in order to mitigate the potential adverse effects of the Year 2000 issue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. The Company does have approximately $63.6 of long-term debt at fixed interest rates. Interest rates range from 7.27% to 10.25% and the maturity dates of such debt extend to 2014. See the information provided under the captions "The Company," "Gas Supply" and "Liquidity and Capital Resources" in Item 7 above for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and financial statement schedules and the Independent Auditors' Report thereon filed as part of this report are listed in the "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at Page F-1, which follows Part IV hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

         For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

         Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

         Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         There were no transactions required to be disclosed pursuant to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)  Financial Statements and Financial Statement Schedules

                    See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows
                    Part IV hereof.

             (3)     Exhibits - See Exhibit Index on pages E-1 through E-5.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1998.

         (c)        Exhibits filed with this report are attached hereto.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENERGYSOUTH, INC.
                                                        Registrant



December 29, 1998                       By:       /s/ Charles P. Huffman
                                           -------------------------------------
                                           Charles P. Huffman, Vice President,
                                           Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                    Title                                    Date
            ---------                                    -----                                    ----
  /s/ William J. Hearin                          Director, Chairman                         December 29, 1998
------------------------------------------
William J. Hearin


  /s/ Walter L. Hovell                           Director, Vice-Chairman                    December 29, 1998
------------------------------------------
Walter L. Hovell

                                                 Director, President and
                                                 Chief Executive Officer
  /s/ John S. Davis                              (Principal Executive Officer)              December 29, 1998
------------------------------------------
John S. Davis

                                                 Vice President, Chief Financial
                                                 Officer and Treasurer (Principal
 /s/ Charles P. Huffman                          Financial and Accounting Officer)          December 29, 1998
------------------------------------------
Charles P. Huffman



 /s/ Joseph G. Hollis, Jr.                       Director                                   December 29, 1998
------------------------------------------
Joseph G. Hollis, Jr.

  /s/ John C. Hope                               Director                                   December 29, 1998
------------------------------------------
John C. Hope


  /s/ Gaylord C. Lyon                            Director                                   December 29, 1998
------------------------------------------
Gaylord C. Lyon


  /s/ S. Felton Mitchell, Jr.                    Director                                   December 29, 1998
------------------------------------------
S. Felton Mitchell, Jr.


  /s/ G. Montgomery Mitchell                     Director                                   December 29, 1998
------------------------------------------
G. Montgomery Mitchell


  /s/ F. B. Muhlfeld                             Director                                   December 29, 1998
------------------------------------------
F. B. Muhlfeld


  /s/ E. B. Peebles, Jr.                         Director                                   December 29, 1998
------------------------------------------
E. B. Peebles, Jr.


  /s/ Thomas B. Van Antwerp                      Director                                   December 29, 1998
------------------------------------------
Thomas B. Van Antwerp

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                            F-2

Consolidated Statements of Income for the years ended
         September 30, 1998, 1997 and 1996                                              F-3

Consolidated Statements of Cash Flows for the years ended
         September 30, 1998, 1997 and 1996                                              F-4

Consolidated Balance Sheets, September 30, 1998 and 1997                                F-5

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 1998, 1997 and 1996                          F-7

Notes to Consolidated Financial Statements                                              F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 1998, 1997 and 1996                               S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT


EnergySouth, Inc.:

         We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index referred to in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EnergySouth, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 /s/ Deloitte & Touche LLP
-------------------------------------
Deloitte & Touche LLP
Atlanta, Georgia
November 6, 1998

CONSOLIDATED
STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------------------
Years Ended September 30, (in thousands, except per share data)                       1998           1997          1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Gas Revenues                                                                    $ 70,758       $ 69,622      $ 68,334
  Merchandise Sales and Jobbing                                                      3,264          3,048         3,044
-------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                                       74,022         72,670        71,378
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Cost of Gas                                                                       22,896         21,895        19,552
  Cost of Merchandise and Jobbing                                                    2,516          2,240         2,343
  Operations                                                                        17,057         17,894        17,981
  Maintenance                                                                        1,533          1,542         1,945
  Depreciation                                                                       6,278          5,933         5,599
  Taxes, Other Than Income Taxes                                                     5,592          5,269         5,574
-------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                       55,872         54,773        52,994
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                    18,150         17,897        18,384
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                                                  (5,533)        (5,711)       (5,228)
  Allowance for Borrowed Funds Used During Construction                                 60            177            35
  Interest Income                                                                    1,233            991           884
  Minority Interest                                                                   (526)          (516)         (431)
-------------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                   (4,766)        (5,059)       (4,740)
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                          13,384         12,838        13,644
  Income Taxes (Note 4)                                                              4,967          4,712         5,013
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $  8,417       $  8,126      $  8,631
-------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK (NOTE 1)
  Basic                                                                           $   1.73       $   1.68      $   1.79
-------------------------------------------------------------------------------------------------------------------------

  Diluted                                                                         $   1.71       $   1.66      $   1.78
-------------------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING (NOTE 1)
  Basic                                                                              4,865          4,844         4,826
-------------------------------------------------------------------------------------------------------------------------

  Diluted                                                                            4,926          4,881         4,838
-------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
Years Ended September 30, (in thousands)                                              1998           1997          1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                       $ 8,417        $ 8,126       $ 8,631
  Depreciation and Amortization                                                      6,596          6,181         5,791
  Provision for Losses on Accounts Receivable                                          534            821           441
  Provision for Deferred Income Taxes                                                  745          1,691         2,939
  Provision for Deferred Gas Cost                                                       55            (45)          (30)
  Minority Interest                                                                    391            534           440
  Changes in Operating Assets and Liabilities                                       (2,177)        (2,379)       (5,252)
-------------------------------------------------------------------------------------------------------------------------

        Net Cash Provided by Operating Activities                                   14,561         14,929        12,960
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                              (7,642)       (12,232)      (10,140)
-------------------------------------------------------------------------------------------------------------------------

        Net Cash Used In Investing Activities                                       (7,642)       (12,232)      (10,140)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                                       (2,930)        (2,818)       (1,719)
  Proceeds from Issuance of Long-Term Debt                                                         12,000
  Changes in Short-Term Borrowings                                                   1,965         (4,300)       13,200
  Payment of Dividends, Net of Dividend Reinvestment                                (3,699)        (3,349)       (3,294)
-------------------------------------------------------------------------------------------------------------------------

        Net Cash Provided (Used) by Financing Activities                            (4,664)         1,533         8,187
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,255          4,230        11,007

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      16,260         12,030         1,023
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 18,515       $ 16,260      $ 12,030
-------------------------------------------------------------------------------------------------------------------------

CASH PAID DURING THE YEAR FOR:
  Interest                                                                         $ 5,558        $ 5,325       $ 5,187
-------------------------------------------------------------------------------------------------------------------------
  Income Taxes                                                                     $ 3,886        $ 3,289       $ 2,697
-------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
BALANCE SHEETS

ASSETS

-------------------------------------------------------------------------------------------------------------------------
September 30, (in thousands)                                                                   1998              1997
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                                $ 18,515          $ 16,260
  Receivables
    Gas                                                                                       4,468             3,013
    Merchandise                                                                               3,021             2,715
    Other                                                                                       759               609
    Allowance for Doubtful Accounts                                                            (626)             (536)
  Materials, Supplies, and Merchandise (At Average Cost)                                      1,327             1,241
  Gas Stored Underground For Current Use (At Average Cost)                                    1,435             2,152
  Deferred Purchased Gas Adjustment                                                                               809
  Deferred Gas Costs                                                                            176               231
  Deferred Income Taxes                                                                       1,430               818
  Prepayments                                                                                 1,375             1,419
-------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                                 31,880            28,731
-------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT (NOTE 2)                                                     170,894           165,208
  Less: Accumulated Depreciation and Amortization                                            44,872            40,289
-------------------------------------------------------------------------------------------------------------------------
       Property, Plant, and Equipment - Net                                                 126,022           124,919
  Construction Work in Progress                                                               1,106               946
-------------------------------------------------------------------------------------------------------------------------
        Total Property, Plant, and Equipment                                                127,128           125,865
-------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
  Regulatory Assets (Note 2)                                                                    909             1,138
  Merchandise Receivables Due After One Year                                                  5,371             4,827
  Deferred Charges                                                                            1,253             1,306
-------------------------------------------------------------------------------------------------------------------------
        Total Other Assets                                                                    7,533             7,271
-------------------------------------------------------------------------------------------------------------------------
             TOTAL                                                                        $ 166,541         $ 161,867
-------------------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND CAPITALIZATION

-------------------------------------------------------------------------------------------------------------------------
September 30, (in thousands, except share data)                                                1998              1997
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 3)                                             $ 4,600           $ 2,930
  Notes Payable                                                                              12,665            10,700
  Accounts Payable                                                                            2,511             4,080
  Dividends Declared                                                                          1,072               971
  Customer Deposits                                                                           1,461             1,556
  Taxes Accrued                                                                               3,551             2,827
  Interest Accrued                                                                            1,794             1,897
  Deferred Purchased Gas Adjustment                                                             592
  Other Liabilities                                                                           1,898             1,788
-------------------------------------------------------------------------------------------------------------------------
          Total Current Liabilities                                                          30,144            26,749
-------------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
  Accrued Pension Cost  (Note 7)                                                              1,452             1,718
  Accrued Postretirement Benefit Cost (Note 7)                                                1,332             1,467
  Deferred Income Taxes                                                                      10,945             9,747
  Deferred Investment Tax Credits                                                               418               444
-------------------------------------------------------------------------------------------------------------------------
          Total Other Liabilities                                                            14,147            13,376
-------------------------------------------------------------------------------------------------------------------------
               Total Liabilities                                                             44,291            40,125
-------------------------------------------------------------------------------------------------------------------------

  Commitments and Contingencies (Note 8)                                                        --                --
-------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION
  Stockholders' Equity (Note 5)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares; Outstanding
     1998 -  4,872,000; 1997 - 4,854,000 Shares)                                                 49                49
    Capital in Excess of Par Value                                                           18,135            17,746
    Retained Earnings (Note 6)                                                               41,711            37,382
-------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                          59,895            55,177
  Minority Interest                                                                           3,376             2,985
  Long-Term Debt (Less Current Maturities) (Note 3)                                          58,979            63,580
-------------------------------------------------------------------------------------------------------------------------
              Total Capitalization                                                          122,250           121,742
-------------------------------------------------------------------------------------------------------------------------
                    Total                                                                 $ 166,541         $ 161,867
-------------------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY

                                                                             Common Stock
                                                                      ------------------------         Capital in
                                                                      Number of           Par           Excess of       Retained
(In thousands, except per share data)                                  Shares            Value          Par Value       Earnings
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                           4,816         $     49          $ 17,102        $ 27,912
Net Income                                                                                                                 8,631
Dividend Reinvestment Plan                                                 16                                245
Cash Dividends
  Common Stock - $.74 per share                                                                                           (3,539)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                                           4,832               49            17,347          33,004
Net Income                                                                                                                 8,126
Dividend Reinvestment Plan                                                 22                                399
Cash Dividends
  Common Stock - $.78 per share                                                                                           (3,748)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                                           4,854               49            17,746          37,382
Net Income                                                                                                                 8,417
Dividend Reinvestment Plan                                                 16                                369
Cash Paid in Lieu of Fractional Shares
  for Stock Conversion                                                                                        (6)
Exercise of Stock Options                                                   2                                 26
Cash Dividends
  Common Stock - $.84 per share                                                                                           (4,088)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                           4,872         $     49          $ 18,135        $ 41,711
--------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Effective February 2, 1998, Mobile Gas Service Corporation (Mobile Gas) and its subsidiaries were reorganized into a holding company structure (the Reorganization). As part of the Reorganization, Mobile Gas became a subsidiary of EnergySouth, Inc. (EnergySouth) and shareholders of Mobile Gas automatically became shareholders of EnergySouth, with each two shares of Mobile Gas common stock outstanding on that date being converted into three shares of EnergySouth common stock, $.01 par value per share. All references to number of shares, per share amounts, stock option data and market prices presented throughout the financial statements have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth common stock.

The consolidated financial statements of EnergySouth and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas; MGS Energy Services, Inc.; MGS Storage Services, Inc.; MGS Marketing Services, Inc.; an 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owner's proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated.

DESCRIPTION OF BUSINESS

The Company, primarily through its wholly-owned subsidiary Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other wholly-owned subsidiaries participate and own investments in gas pipeline, transportation, storage, marketing, and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and intrastate storage operations. For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission allows these contracts to have market-based rates.

REVENUES AND GAS COSTS

Revenues from residential and commercial customers are recorded as meters are read on a cycle basis throughout each month. The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle billing method is deferred and classified as Deferred Gas Costs within the Company's Balance Sheet. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules.

Any over or under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company's Balance Sheet. A general rate increase designed to increase the Company's operating margins was approved by the APSC and became effective on December 1, 1995. The APSC authorized Mobile Gas, effective November 1, 1996, to implement a temperature rate adjustment rider. Such rider is designed to offset the impact of unusually cold or warm weather on the Company's operating margin. The rider decreased net income approximately $685,000 in 1998 and increased net income approximately $816,000 in 1997.

PROPERTY, PLANT, AND EQUIPMENT

Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $8,039,000 and $8,424,000 at September 30, 1998 and 1997,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term borrowings or the interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided at an annual rate averaging approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company records deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. Investment tax credits realized after 1980 are deferred and amortized over the average life of the related property in accordance with regulatory treatment.

EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128) for the year ended September 30, 1998, and has restated earnings per share amounts for all prior annual and quarterly periods presented as required by the new Standard.

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 61,000, 37,000, and 12,000 for the years ended September 30, 1998, 1997, and 1996, respectively. These differences in equivalent shares are from outstanding stock options.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

The Company reviews its long-lived assets whenever indications of impairment are present. If any assets are determined to be impaired, such assets would be written down to their estimated fair market values. The Company does not believe it has any assets which are currently impaired.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting in response to SFAS 130.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998. SFAS 132 standardizes the disclosure of information required about pensions and other postretirement benefits. In fiscal 1998, the Company adopted the disclosure requirements of SFAS 132.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 will be effective for the Company's fiscal year ending September 30, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which provides guidance for the accounting of such costs. SOP 98-1 is effective for the Company for the fiscal year ending September 30, 2000. The impact of SOP 98-1 on the Company's annual financial statements is currently being evaluated.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt SOP 98-5 in fiscal 1999 and recognize a negative cumulative effect adjustment of approximately $617,000 or $.13 per share (diluted) as a result of expensing organization and start-up costs previously capitalized. SOP 98-5 is not expected to have a material effect on the Company's subsequent annual financial statements.

In fiscal 1999, the Company expects to begin recording an estimate of unbilled revenue for service rendered subsequent to the meter reading date through the end of the reporting period. Presently, the commodity cost of purchased gas applicable to gas delivered but not yet billed under the cycle billing method is deferred. The Company expects to recognize a positive cumulative effect adjustment of $235,000 or $.05 per share (diluted) in its fiscal year 1999 financial statements as a result of this accounting change. This accounting change is not expected to have a material effect on the Company's subsequent annual financial statements.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform with the 1998 financial statement presentation.

2.   PROPERTY AND REGULATORY ASSETS

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                                                        1998                   1997
                                                                                     ---------               --------
Distribution plant                                                                   $ 103,347               $ 99,329
General plant                                                                           16,219                 14,526
Storage plant                                                                           38,022                 38,015
Transmission plant                                                                       3,479                  3,464
Acquisition adjustment                                                                   9,827                  9,874
                                                                                     ---------               --------
           Total property, plant, and equipment                                      $ 170,894               $165,208
                                                                                     ---------               --------

The components of regulatory assets are as follows at September 30, (in thousands):

                                                                                        1998                   1997
                                                                                     ---------               --------
Income tax (Note 4)                                                                  $     897               $  1,056
Postemployment benefits (Note 7)                                                            12                     82
                                                                                     ---------               --------
           Total regulatory assets                                                   $     909               $  1,138
                                                                                     ---------               --------

3.   NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

                                                                                   1998                 1997
                                                                                  --------            --------
Mobile Gas Service Corporation
      First Mortgage Bonds
          10.25% Series, due October 1, 2001                                      $  3,500            $  5,000
          8.75% Series, due July 1, 2022                                            12,000              12,000
          7.48% Series, due July 1, 2023                                            12,000              12,000
          7.27% Series, due November 1, 2006                                        12,000              12,000
      9% Note, due May 13, 2013                                                      3,603               3,716
Bay Gas Storage Company, Ltd.
      8.19% Guaranteed Senior Secured Notes
       due December 1, 2014                                                         20,263              20,967
Southern Gas Transmission Company
      Revenue Note, Series A, due February 1, 1999
      (Interest rate of 8.05% for 1998; interest varies from
       7.95% to 8.05% for 1997)                                                       213                 827
                                                                                  --------            --------
          Total                                                                     63,579              66,510
Less amounts due within one year                                                     4,600               2,930
                                                                                  --------            --------
          Long-term debt                                                          $ 58,979            $ 63,580
                                                                                  ========            ========


The 10.25% Series, due October 1, 2001, was called for early redemption on October 1, 1998 as allowed by the Indenture of Mortgage. As a result of the early payment of these bonds, the $3,500,000 principal amount due as of September 30, 1998 has been included in current maturities of long-term debt. Other maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 1998 are as follows: 1999 - $1,100,000; 2000 - $2,712,000; 2001 - $2,745,000; 2002 - $2,834,000 and 2003 -
$2,931,000. Substantially all of the property of the Company is pledged as collateral for the long-term debt.

At September 30, 1998, the Company had a $20 million revolving credit agreement with a group of banks, which expires in July 1999. Borrowings under the agreement may be made as needed providing that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 1998 and 1997 were $7.3 million and $9.3 million, respectively. The weighted average interest rates on short-term debt outstanding at September 30, 1998 and 1997 were 6.6% and 6.7%, respectively.

4.   INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

                                                       1998        1997        1996
                                                      -------     -------     -------
Current
      Federal                                         $ 3,869     $ 2,750     $ 1,897
      State                                               392         286         202
                                                      -------     -------     -------
                                                        4,261       3,036       2,099
                                                      -------     -------     -------
Deferred
      Federal                                             662       1,544       2,667
      State                                                70         158         273
                                                      -------     -------     -------
                                                          732       1,702       2,940
                                                      -------     -------     -------
Deferred investment tax credit
  amortization                                            (26)        (26)        (26)
                                                      -------     -------     -------
           Total income tax expense                   $ 4,967     $ 4,712     $ 5,013
                                                      =======     =======     =======

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                                   1998         1997         1996
                                                 -------      -------      -------
Income tax expense at federal
  statutory rate                                 $ 4,550      $ 4,365      $ 4,639
Excess of book over tax depreciation on
  pre-1981 property additions                        120          113          108
State income taxes                                   305          289          307
Other - net                                           (8)         (55)         (41)
                                                 -------      -------      -------
           Total income tax expense              $ 4,967      $ 4,712      $ 5,013
                                                 =======      =======      =======

Effective tax rate                                  37.1%        36.7%        36.7%
                                                 =======      =======      =======

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $897,000 and $1,056,000 at September 30, 1998 and 1997, respectively.

No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                       1998       1997
                                                      -------    -------
Deferred tax liabilities:
         Differences between book and tax
           basis of property                          $11,797    $10,605
         Prepaid insurance                                199        197
         Regulatory assets                                325        383
         Purchased gas adjustment                                    293
         Other                                             87        150
                                                      -------    -------
              Total deferred tax liabilities           12,408     11,628
                                                      -------    -------
Deferred tax assets:
         Pension                                          526        622
         Gross receipts taxes                             592        585
         Unbilled revenue                                 280        238
         Postretirement benefits                          223        247
         Purchased gas adjustment                         214
         Other                                          1,058      1,007
                                                      -------    -------
              Total deferred tax assets                 2,893      2,699
                                                      -------    -------
              Net deferred tax liability              $ 9,515    $ 8,929
                                                      =======    =======

5.   CAPITAL STOCK

The number of authorized shares of EnergySouth common stock is 10,000,000 shares. As part of the Reorganization discussed in Note 1, shareholders of Mobile Gas received three shares of EnergySouth common stock for each two shares of Mobile Gas common stock held on the date of Reorganization. Cash was paid to certain shareholders in lieu of fractional shares. An amount equal to the par value of the incremental shares issued was transferred from capital in excess of par value. All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion.

On January 31, 1997, the stockholders approved a proposed amendment to the Restated Articles of Incorporation of Mobile Gas to increase the authorized number of shares of common stock of Mobile Gas to 8,000,000 and to reduce the par value of such common stock from $2.50 per share to $.01 per share. The effect of this change on the Company's financial statements at January 31, 1997 was a reduction in the Common Stock Par Value of $8,037,421 and an increase in the Capital in Excess of Par Value of the same amount. The change in par value has been retroactively reflected in the financial statements for all dates presented.

The Mobile Gas Service Corporation 1992 Stock Option Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 225,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. During the year ended September 30, 1995, 157,500 options were granted at an option price of $14.083, representing the market price on the date of grant. Transactions under the Plan are summarized below:

AS OF SEPTEMBER 30,                                          1998         1997        1996
                                                           --------     --------    --------

Outstanding at beginning of year ($14.083)                  157,500      157,500     157,500
Exercised (at $14.083)                                       (1,850)        --          --
                                                           --------     --------    --------
Outstanding at end of year                                  155,650      157,500     157,500
                                                           --------     --------    --------
Exercisable at end of year                                  116,737       78,750      39,375
                                                           --------     --------    --------
Remaining reserved for issuance at end of year               67,500       67,500      67,500
                                                           --------     --------    --------

At September 30, 1998, 282,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

6.   RESTRICTIONS ON RETAINED EARNINGS

The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1998, under the most restrictive provisions, retained earnings in the amount of $21,389,000 was unrestricted.

7.   RETIREMENT PLANS AND OTHER BENEFITS

The Company has a noncontributory, defined benefit retirement plan covering substantially all of its employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and average compensation during the last five years of employment, or years of service and compensation during the term of employment. The Company annually contributes to the plan the amount deductible for federal income tax purposes.

The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they retire under the provisions of the company's retirement plan. The company is accruing the costs over the expected service period of the employees.

The "projected unit credit" actuarial method was used to determine service cost and actuarial liability.

The following table sets forth the funded status of the plans and the amounts recorded in the financial statements at September 30, (in thousands):

                                                                 PENSION               POSTRETIREMENT
                                                                 BENEFITS                 BENEFITS
                                                           ---------------------     ---------------------
                                                             1998         1997         1998         1997
                                                           --------     --------     --------     --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of the period              $ 18,009     $ 17,587     $  3,426     $  3,653
Service cost                                                    599          574           82           83
Interest cost                                                 1,299        1,248          249          240
Benefits paid                                                  (986)        (942)        (202)        (192)
(Gain)/loss                                                    (192)        (458)         (12)        (358)
                                                           --------     --------     --------     --------
Benefit obligation at the end of the period                $ 18,729     $ 18,009     $  3,543     $  3,426
                                                           --------     --------     --------     --------

CHANGE IN PLAN ASSETS
Fair value of assets at the beginning of the period        $ 29,293     $ 24,579     $  2,366     $  1,790
Benefits paid                                                  (986)        (942)        --           --
Contributions                                                  --           --             70          215
Actual return on plan assets                                  1,956        5,656          251          361
                                                           --------     --------     --------     --------
Fair value of plan assets at the end of the period         $ 30,263     $ 29,293     $  2,687     $  2,366
                                                           --------     --------     --------     --------

FUNDED STATUS
Plan assets in excess of benefit obligation                $ 11,534     $ 11,284     $   (856)    $ (1,060)
Unrecognized net (gain)/loss                                (12,334)     (12,207)         (23)          83
Prior service cost not yet recognized                           391          431         (453)        (490)
Remaining unrecognized transition asset                      (1,043)      (1,226)        --           --
                                                           --------     --------     --------     --------
Accrued benefit cost                                       $ (1,452)    $ (1,718)    $ (1,332)    $ (1,467)
                                                           --------     --------     --------     --------



                                                              PENSION                            POSTRETIREMENT
                                                              BENEFITS                              BENEFITS
                                                 ----------------------------------     ----------------------------------
Weighted average assumptions as of
  September 30,                                    1998         1997         1996         1998         1997         1996
                                                 --------     --------     --------     --------     --------     --------

Average discount rate                              7.5%         7.5%         7.5%         7.5%         7.5%         7.5%
Expected rate of return on plan assets             7.5%         7.5%         7.5%         7.0%         7.0%         7.0%
Rate of compensation increase                      6.1%         6.1%         6.1%

The accumulated postretirement benefit obligation at September 30, 1998 and 1997 was determined using an assumed health care cost trend rate of 8.7% in 1998 and 9.6% in 1997, gradually declining to 5.0% in the fiscal year 2005 and thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                          1-Percentage-            1-Percentage-
                                                         Point Increase           Point Decrease
                                                      --------------------    ---------------------
                                                        1998        1997        1998         1997
                                                      --------    --------    --------     --------
Effect on total of service and
    interest cost components                          $     26    $     35    $    (22)    $    (29)
Effect on postretirement benefit obligations               199         268        (170)        (226)



Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                                               Pension Benefits                     Postretirement Benefits
                                                    -------------------------------------     -------------------------------------
                                                      1998          1997          1996          1998          1997          1996
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Service cost                                        $     599     $     574     $     527     $      82     $      83     $      96
Interest cost                                           1,299         1,248         1,258           249           240           256
Amortization of transition asset                         (183)         (183)         (183)         --            --            --
Amortization of prior service cost                         40            40            40           (38)          (38)          (38)
Amortization of unrecognized (gain)/loss                 (291)         (184)          (84)         --            --              29
Expected return on plan assets                         (1,731)       (1,554)       (1,420)         (156)         (118)          (95)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net periodic benefit cost                           $    (267)    $     (59)    $     138     $     137     $     167     $     248
                                                    ---------     ---------     ---------     ---------     ---------     ---------


The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 1998, 1997, and 1996 were $70,000, $215,000, and $200,000, respectively.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions for the years ended September 30, 1998, 1997, and 1996 were $248,000, $255,000, and $199,999, respectively.

During fiscal 1995 in connection with the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," the Company recorded a liability for postemployment benefits of $211,000 with a corresponding charge to a regulatory asset. The regulatory asset is being amortized to expense and collected from customers over a three year period beginning December 1, 1995 as approved by the APSC.

8.   COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2002, for the purchase, storage and delivery of gas supplies. Minimum payments under these contracts in the fiscal years subsequent to September 30, 1998 are as follows: 1999 - $1,671,000; 2000 - $1,698,000; 2001 - $1,216,000;
and 2002 - $597,000. A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from customers.

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations.

Like many gas distribution companies, prior to the widespread availability of natural gas, the Company manufactured gas for sale to its customers. In contrast to some other companies which operated multiple manufactured gas plants, the Company and its predecessor operated only one such plant, which discontinued operations in 1933. The process for manufacturing gas produced by-products and residuals, such as coal tar, and certain remnants of these residuals are sometimes found at former gas manufacturing sites.

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has, therefore, established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments," and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of merchandise receivables is estimated based on market interest rates for similar receivables at the end of each respective year. The carrying amount of merchandise receivables, as shown below, is net of the reserve for uncollectible merchandise receivables of $484,000 and $404,000 for the years ended September 30, 1998 and 1997, respectively. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of such financial instruments are as follows at September 30, (in thousands):

                                         1998                    1997
                                  --------------------    --------------------
                                  Carrying    Estimated   Carrying   Estimated
                                   Amount    Fair Value    Amount    Fair Value
                                  --------    --------    --------    --------
Merchandise receivables           $  7,908    $  7,941    $  7,138    $  7,239
Long-term debt                      63,579      72,860      66,510      73,669

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1998 and 1997 is summarized as follows (in thousands, except per share data):


Three Months Ended                      Dec. 31     Mar. 31     Jun. 30     Sep. 30
                                       --------    --------    --------    --------
1998

Total operating revenues               $ 20,074    $ 28,511    $ 13,869    $ 11,568
Total operating income                 $  4,369    $  8,801    $  3,018    $  1,962
Net income                             $  1,989    $  4,791    $  1,153    $    484
Basic earnings per share (1)           $   0.41    $   0.99    $   0.24    $   0.10
Diluted earnings per share (1)         $   0.40    $   0.97    $   0.23    $   0.10

1997

Total operating revenues               $ 17,961    $ 29,336    $ 13,854    $ 11,519
Total operating income                 $  4,518    $  9,093    $  2,989    $  1,297
Net income                             $  2,038    $  4,861    $  1,096    $    131
Basic earnings per share               $   0.42    $   1.00    $   0.23    $   0.03
Diluted earnings per share (1)         $   0.42    $   1.00    $   0.22    $   0.03


The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

(1) The sum of the quarterly amounts does not equal the year's amount due to rounding of the quarterly amounts or a changing number of average shares.

11.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

Years Ended September 30, (in thousands)                1998           1997           1996
---------------------------------------              ----------     ----------     ----------
Operating Revenues, Unaffiliated Customers
      Natural gas distribution                        $   72,818     $   71,493     $   70,452
      Natural gas storage                                  1,204          1,177            926
                                                      ----------     ----------     ----------
          Total                                       $   74,022     $   72,670     $   71,378
                                                      ----------     ----------     ----------

Intersegment Revenues
      Natural gas distribution                        $      179     $        3     $       25
      Natural gas storage                                  4,135          4,146          4,141
                                                      ----------     ----------     ----------
          Total, eliminated in consolidation          $    4,314     $    4,149     $    4,166
                                                      ----------     ----------     ----------

Operating Expenses, Excluding Income Taxes
      Natural gas distribution                        $   57,970     $   57,067     $   54,842
      Natural gas storage                                  2,216          1,855          2,318
      Eliminated in consolidation                         (4,314)        (4,149)        (4,166)
                                                      ----------     ----------     ----------
          Total                                       $   55,872     $   54,773     $   52,994
                                                      ----------     ----------     ----------

Operating Income Before Income Taxes
      Natural gas distribution                        $   15,027     $   14,429     $   15,635
      Natural gas storage                                  3,123          3,468          2,749
                                                      ----------     ----------     ----------
          Total                                       $   18,150     $   17,897     $   18,384
                                                      ----------     ----------     ----------

Depreciation and Amortization
      Natural gas distribution                        $    5,596     $    5,102     $    4,682
      Natural gas storage                                  1,000            967            937
                                                      ----------     ----------     ----------
          Total                                       $    6,596     $    6,069     $    5,619
                                                      ----------     ----------     ----------

Capital Expenditures
      Natural gas distribution                        $    7,354     $   11,401     $    7,856
      Natural gas storage                                    288            831          2,284
                                                      ----------     ----------     ----------
          Total                                       $    7,642     $   12,232     $   10,140
                                                      ----------     ----------     ----------

Identifiable Assets, at September 30,
      Natural gas distribution                        $  126,658     $  122,656     $  113,479
      Natural gas storage                                 39,883         39,211         37,300
                                                      ----------     ----------     ----------
          Total                                       $  166,541     $  161,867     $  150,779
                                                      ----------     ----------     ----------

                                                                     SCHEDULE II


                 MOBILE GAS SERVICE CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                                 (in thousands)



              COLUMN A                  COLUMN B                 COLUMN C                 COLUMN D            COLUMN E
              --------                  --------                 --------                 --------            --------

                                                                 ADDITIONS
                                                          -----------------------

                                                          CHARGED         CHARGED
                                       BALANCE AT         TO COSTS        TO OTHER                            BALANCE
                                        BEGINNING           AND           ACCOUNTS       DEDUCTIONS            AT END
            DESCRIPTION                  OF YEAR          EXPENSES         AMOUNT          AMOUNT             OF YEAR
            -----------                  -------          --------         ------          ------             -------
Reserves deducted from assets
to which they apply - Allowance
for doubtful accounts:

September 30, 1998                        $536              $535                          $445 (1)              $626
September 30, 1997                        $349              $821                          $634 (1)              $536
September 30, 1996                        $266              $441                          $358 (1)              $349




NOTES:

     (1)  Amounts written off - net of recoveries.

                                  EXHIBIT INDEX

Exhibit No.    Description  (Exhibits prior to February 2, 1998 filed by Mobile Gas)
-----------    -----------
     2         Articles of Merger of MBLE Merger Co., Inc. into Mobile Gas
               Service Corporation (incorporated by reference to Exhibit 2 to
               Form 10-Q Quarterly Report dated February 13, 1998)

     3(i) Articles of Restatement of the Articles of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3(i) to
               Form 10-Q Quarterly Report dated February 13, 1998)

     3(ii)     By-laws of EnergySouth, Inc., adopted January 31, 1998
               (incorporated by reference to Exhibit 3.2 to Registration
               Statement 333-42057)

     4(a)-1    Indenture of Mortgage and Deed of Trust of Mobile Gas Service
               Corporation dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Mobile Gas Registration Statement No.
               2-4887)

                    Sup. Ind.
                   Dated as of             File Reference               Exhibit
                   -----------             --------------               -------
     4(a)-2          10/1/44       Reg. No. 2-5493                       7-6

     4(a)-3           7/1/52       Form 10-K for fiscal year ended       4(a)-3
                                   September 30, 1985
     4(a)-4           6/1/54                "                            4(a)-4
     4(a)-5           4/1/57                "                            4(a)-5
     4(a)-6           7/1/61                "                            4(a)-6
     4(a)-7           6/1/63                "                            4(a)-7
     4(a)-8          10/1/64                "                            4(a)-8
     4(a)-9           7/1/72                "                            4(a)-9
     4(a)-10          8/1/75                "                            4(a)-10
     4(a)-11          7/1/79                "                            4(a)-11
     4(a)-12          7/1/82                "                            4(a)-12
     4(a)-13          7/1/86       Form 10-K for fiscal year ended       4(a)-13
                                   September 30, 1986

     4(a)-14         10/1/88       Form 10-K for fiscal year ended       4(a)-14
                                   September 30, 1989

     4(a)-15         7/1/92        Form 10-K for fiscal year             4(a)-15
                                   ended September 30, 1992

     4(a)-16         7/1/93        Form 10-K for fiscal year             4(a)-16
                                   ended September 30, 1993

                    Sup. Ind.
                   Dated as of             File Reference               Exhibit
                   -----------             --------------               -------
     4(a)-17         12/3/93       Form 10-K for fiscal year             4(a)-17
                                   ended September 30, 1993

     4(a)-18         11/1/96       Form 10-K for fiscal year             4(a)-18
                                   ended September 30, 1997

     4(b) Southern Gas Transmission Company Indenture (incorporated by reference to Exhibit 4(b) to Form 10-K for fiscal year ended
               September 30, 1992)

     4(c)-1 Bay Gas Indenture dated as of October 1, 1992 (incorporated by reference to Exhibit 4(c) to Form 10-K for fiscal year ended
               September 30, 1992)

     4(c)-2    First Supplemental Indenture dated as of October 1, 1994
               supplemental to Bay Gas Indenture (incorporated by reference to
               Exhibit 4(c)-2 to Form 10-K for fiscal year ended September 30,
               1995)

     4(d) Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to
               Form 10-K for fiscal year ended September 30, 1993)

     10(d)-2   Settlement Agreement with Koch Gateway Pipeline Company dated
               September 21, 1993 (incorporated by reference to Exhibit 10(d)-2 to Form 10-K for fiscal year ended September 30, 1993)

     10(d)-3   No Notice Service Agreements between Koch Gateway Pipeline
               Company and Mobile Gas Service Corporation dated November 1, 1993
               (incorporated by reference to Form S-1, Registration Statement
               No. 33-82498)

     10(d)-4   Gas Supply Agreement between Mobile Gas Service Corporation and
               Koch Gas Services Company made as of the 1st day of April, 1994
               (incorporated by reference to Form S-1, Registration Statement
               No. 33-82498)

     10(d)-5 NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (1)

     10(e)-3   Gas Sale and Purchase Contract between Coral Energy Resources,
               L.P. as Seller and Mobile Gas Service Corporation as Buyer dated as of January 1, 1997 (incorporated by reference to Exhibit
               10(e)-3 to Form 10-K for fiscal year ended September 30, 1997)
               (3)

     10(e)-4   Gas Supply Agreement between Midcon Gas Services Corp. and Mobile
               Gas Service Corporation dated as of April 1, 1997 (incorporated by reference to Exhibit 10(e)-4 to Form 10-K for fiscal year ended September 30, 1997) (3)

     10(e)-5 Letter dated July 13, 1998 with consent dated July 20, 1998 to assignment of Gas Supply Agreement to K N Marketing, L.P. (1)

     10(f)-1   Agreement for Sale and Purchase of Gas - Mobile Plant dated
               August 10, 1995 between Mobil Natural Gas Inc. and Mobile Gas
               Service (incorporated by reference to Exhibit 10(f) to Form 10-K for fiscal year ended September 30, 1995) (3)

     10(f)-2 Letter dated June 26, 1996 with consent dated July 31, 1996 to assignment of Agreement for Sale and Purchase of Gas - Mobile
               Plant to PanEnergy Trading and Market Services, L.L.C.
               (incorporated by reference to Exhibit 10(f)-2 to Form 10-K for fiscal year ended September 30, 1996)

     10(g)     Deferred Compensation Agreement with John S. Davis dated January
               26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K
               Current Report dated February 7, 1996)

     10(i)     Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas
               Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended
               September 30, 1992)

     10(j) Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended
               September 30, 1992)

     10(k)-1 Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended
               September 30, 1992) (2)

     10(k)-2   Amendment to Amended and Restated Supplemental Deferred
               Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit
               10(k)-2 to Form 8-K Current Report dated January 27, 1995) (2)

     10(l)-1   Bay Gas Agreement by and among Mobile Gas Service Corporation,
               MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin
               Corporation, dated December 5, 1991 (incorporated by reference to
               Exhibit 10(l) to Form 10-K for fiscal year ended September 30,
               1992)

     10(m)-1 Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited
               Partner (forming Bay Gas Storage Company, Ltd.), dated December
               5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

     10(m)-2   First Amendment to Limited Partnership Agreement dated as of
               April 6, 1992 and Second Amendment to Limited Partnership
               Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended
               September 30, 1994)

     10(n) Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992
               (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

     10(o)-1 Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995
               (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995) (3)

     10(o)-2 Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel
               Corporation(3)

     10(p) Note Guaranty Agreement between Mobile Gas Service Corporation and AmSouth Bank of Alabama, Trustee, dated as of January 1,
               1992, relating to Indenture of Southern Gas Transmission Company
               (incorporated by reference to Exhibit 10(p) to Form 10-K for fiscal year ended September 30, 1992)

     10(q)     Guaranty Agreement by Mobile Gas Service Corporation, dated as of
               October 1, 1992, relating to Indenture of Bay Gas Storage
               Company, Ltd. (incorporated by reference to Exhibit 10(q) to Form
               10-K for fiscal year ended September 30, 1992)

     10(r)     Amended Restated Stock Option Plan of EnergySouth, Inc.
               (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

     10(s)     Mobile Gas Service Corporation Incentive Compensation Plan
               (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

     10(t)     Agreement for Purchase and Sale of Assets by and between The
               Utilities Board of the Town of Citronelle and Mobile Gas Service
               Corporation dated January 28, 1993 (incorporated by reference to
               Exhibit 10(t) to Form 10-K for fiscal year ended September 30,
               1993)

     10(u)-1   Revolving Credit Agreement dated July 17, 1995 by and among
               Mobile Gas Service Corporation as Borrower, AmSouth Bank of
               Alabama as Agent, and

               AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of
               Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and
               Commonwealth National Bank as Lenders (incorporated by reference to Exhibit 10(u) to Form 10-K for fiscal year ended September 30,
               1995)

     10(u)-3 Amendment dated July 15, 1997 to Revolving Credit Agreement by and among Mobile Gas Service Corporation as Borrower, AmSouth
               Bank of Alabama as Agent, and AmSouth Bank of Alabama, First
               Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust
               Bank of Alabama, N.A., and Commonwealth National Bank as Lenders
               (incorporated by reference to Exhibit 10(u)-3 to Form 10-K for fiscal year ended September 30, 1997)

     10(x) Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November
               2, 1994) (2)

     10(y) Consulting Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(y) to Form 8-K Current Report dated January 27, 1995) (2)

     10(z)     Mobile Gas Service Corporation Non-Employee Directors Deferred
               Fee Plan (incorporated by reference to Exhibit 10(z) to Form 8-K
               Current Report dated January 27, 1995) (2)(4)

     10(aa) Mobile Gas Service Corporation Transportation Agreement between the Company and Methanol One of Alabama, L.L.C. dated September
               26, 1997 (incorporated by reference to Exhibit 10(aa) to Form
               10-K for fiscal year ended September 30, 1997) (3)

     11        Statement Re Computation of Per Share Earnings(1)

     21        Subsidiaries of Registrant and Partnerships in which Registrant
               Owns an Interest(1)

     23        Consent of Deloitte & Touche LLP(1)

     27        Financial Data Schedule(1)

(1) Filed herewith.

(2) Management contract or compensatory plan or arrangement.

(3) Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(4) Amended to use Company Common Stock instead of Mobile Gas common stock effective February 2, 1998.