Form 10-Q
period 1998-12-31
ENERGYSOUTH INC
filed 1999-02-12
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended December 31, 1998
                                         -----------------

                           Commission File No. 0-29604
                                               -------

                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Alabama                                          58-2358943
 ------------------------------                            ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



                   2828 Dauphin Street, Mobile, Alabama       36606
                -----------------------------------------------------
               (Address of principal executive office)      (Zip Code)


         Registrant's telephone number, including area code 334-450-4774
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 10, 1999 - 4,881,032 shares.

                                ENERGYSOUTH, INC.


                                      INDEX



                                                                       Page No.
                                                                       -------
PART I.  Financial Information:

         Consolidated Balance Sheets - December 31,
         1998 and 1997 and September 30, 1998                          3 - 4


         Consolidated Statements of Income - Three and
         Twelve Months Ended December 31, 1998 and 1997                  5


         Consolidated Statements of Retained Earnings -
         Three and Twelve Months Ended December 31, 1998
         and 1997                                                        6


         Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 1998 and 1997                         6


         Notes to Consolidated Financial Statements                    7 - 8


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9 - 13

         Quantitative and Qualitative Disclosures About
         Market Risk                                                     14

PART II. Other Information                                            15 - 16


Exhibit Index                                                            17

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     December 31,         September 30,
Assets                                                          1998          1997            1998
                                                             ------------------------     -------------

CURRENT ASSETS:
  Cash and Cash Equivalents                                  $   5,553      $   2,090      $  18,515
  Receivables:
    Gas                                                          7,140          7,852          4,468
    Unbilled Revenue (Note 6)                                    3,638
    Merchandise                                                  3,023          3,029          3,021
    Other                                                          730            607            759
    Less Allowance for Doubtful Accounts                          (678)          (606)          (626)
  Materials, Supplies, and Merchandise (at average cost)         1,256          1,139          1,327
  Gas Stored Underground (at average cost)                       1,634          1,524          1,435
  Deferred Purchased Gas Adjustment                                               951
  Deferred Gas Costs (Note 6)                                                   1,492            176
  Deferred Income Taxes                                          1,864            360          1,430
  Prepayments                                                    1,235          1,328          1,375
                                                             ---------      ---------      ---------

        Total Current Assets                                    25,395         19,766         31,880
                                                             ---------      ---------      ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                               170,996        166,152        170,894
  Less Accumulated Depreciation and Amortization                46,267         41,633         44,872
                                                             ---------      ---------      ---------
      Property, Plant, and Equipment in Service - Net          124,729        124,519        126,022

Construction Work in Progress                                    1,375          1,237          1,106
                                                             ---------      ---------      ---------

        Total Property, Plant, and Equipment                   126,104        125,756        127,128
                                                             ---------      ---------      ---------


OTHER ASSETS:
  Regulatory Assets                                                857          1,081            909
  Merchandise Receivables Due After One Year                     5,614          5,156          5,371
  Deferred Charges                                               1,060          1,302          1,253
                                                             ---------      ---------      ---------

        Total Other Assets                                       7,531          7,539          7,533
                                                             ---------      ---------      ---------

            Total                                            $ 159,030      $ 153,061      $ 166,541
                                                             =========      =========      =========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                     December 31,       September 30,
Liabilities and Capitalization                    1998         1997        1998
                                               ------------------------ -------------

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt         $    971     $  2,471     $  4,600
  Notes Payable                                   4,660        2,500       12,665
  Accounts Payable                                3,549        4,300        2,511
  Dividends Declared                              1,072          972        1,072
  Customer Deposits                               1,393        1,460        1,461
  Taxes Accrued                                   4,667        2,619        3,551
  Deferred Purchased Gas Adjustment               1,725                       592
  Interest Accrued                                1,491        1,577        1,794
  Other Liabilities                               1,953        2,246        1,898
                                               --------     --------     --------

          Total Current Liabilities              21,481       18,145       30,144
                                               --------     --------     --------

OTHER LIABILITIES:
  Accrued Pension Cost                            1,385        1,666        1,452
  Accrued Postretirement Benefit Cost             1,307        1,061        1,332
  Deferred Income Taxes                          11,012       10,317       10,945
  Deferred Investment Tax Credits                   413          438          418
                                               --------     --------     --------

          Total Other                            14,117       13,482       14,147
                                               --------     --------     --------
              Total Liabilities                  35,598       31,627       44,291
                                               --------     --------     --------

CAPITALIZATION:
  Stockholders' Equity (Note 1)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares;
     Outstanding: December 1998 -
      4,877,000 Shares; December 1997 -
      4,859,000 Shares; September 1997 -
      4,872,000 Shares)                              49           49           49
    Capital in Excess of Par Value               18,232       17,834       18,135
    Retained Earnings                            43,156       38,399       41,711
                                               --------     --------     --------
         Total Stockholders' Equity              61,437       56,282       59,895
  Minority Interest                               3,413        3,099        3,376
  Long-Term Debt (Less Current Maturities)       58,582       62,053       58,979
                                               --------     --------     --------

            Total Capitalization                123,432      121,434      122,250
                                               --------     --------     --------

                 Total                         $159,030     $153,061     $166,541
                                               ========     ========     ========

See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                              Three Months                 Twelve Months
                                                                           Ended December 31,           Ended December 31,
                                                                         -----------------------      ----------------------
                                                                           1998           1997          1998          1997
                                                                         --------       --------      --------      --------
Operating Revenues
  Gas Revenues                                                            $ 18,611      $ 18,990      $ 70,366      $ 71,670
  Merchandise Sales and Jobbing                                              1,000         1,084         3,181         3,117
                                                                          --------      --------      --------      --------
       Total Operating Revenues                                             19,611        20,074        73,547        74,787
                                                                          --------      --------      --------      --------

Operating Expenses
  Cost of Gas                                                                4,886         7,035        20,747        23,683
  Cost of Merchandise and Jobbing                                              776           806         2,486         2,300
  Operations                                                                 4,516         4,390        17,147        17,921
  Maintenance                                                                  363           399         1,497         1,505
  Depreciation                                                               1,677         1,590         6,365         6,024
  Taxes, Other Than Income Taxes                                             1,505         1,485         5,612         5,603
                                                                          --------      --------      --------      --------
       Total Operating Expenses                                             13,723        15,705        53,854        57,036
                                                                          --------      --------      --------      --------

Operating Income                                                             5,888         4,369        19,693        17,751
                                                                          --------      --------      --------      --------

Other Income and (Expense)
  Interest Expense                                                          (1,408)       (1,413)       (5,563)       (5,744)
  Allowance for Borrowed Funds Used During Construction                         12            11            61           151
  Interest Income                                                              265           330         1,178         1,087
  Minority Interest                                                           (164)         (136)         (553)         (509)
                                                                          --------      --------      --------      --------
       Total Other Income (Expense)                                         (1,295)       (1,208)       (4,877)       (5,015)
                                                                          --------      --------      --------      --------

Income Before Income Taxes                                                   4,593         3,161        14,816        12,736
                                                                          --------      --------      --------      --------
Income Taxes                                                                 1,695         1,172         5,489         4,660
                                                                          --------      --------      --------      --------

Income Before Cumulative Effect of Changes in Accounting Principles          2,898         1,989         9,327         8,076
                                                                          --------      --------      --------      --------

Cumulative Effect on Prior Years of Change in Accounting Method For
 Unbilled Revenue (Net of Income Tax of $133)(Note 6)                          235            --           235            --

Cumulative Effect on Prior Years of Change in Accounting Method For
 Start-Up Costs (Net of Income Tax of $(350))(Note 7)                         (616)           --          (616)           --
                                                                          --------      --------      --------      --------
       Total Cumulative Effect of Accounting Changes (Net of Tax)             (381)           --          (381)           --
                                                                          --------      --------      --------      --------
Net Income (Note 4)                                                       $  2,517      $  1,989      $  8,946      $  8,076
                                                                          ========      ========      ========      ========

Basic Earnings Per Share
  Income Before Cumulative Effect of Changes in Accounting Principles     $   0.60      $   0.41      $   1.92      $   1.66
  Cumulative Effect of Accounting Changes                                    (0.08)           --         (0.08)           --
                                                                          --------      --------      --------      --------
       Net Income                                                         $   0.52      $   0.41      $   1.84      $   1.66
                                                                          ========      ========      ========      ========

Diluted Earnings Per Share
  Income Before Cumulative Effect of Changes in Accounting Principles     $   0.59      $   0.40      $   1.90      $   1.65
  Cumulative Effect of Accounting Changes                                    (0.08)           --         (0.08)           --
                                                                          --------      --------      --------      --------
       Net Income                                                         $   0.51      $   0.40      $   1.82      $   1.65
                                                                          ========      ========      ========      ========

Pro Forma Amounts Assuming Retroactive Application
 of Accounting Changes
  Net Income                                                              $  2,898      $  2,846      $  8,504      $  8,057
                                                                          ========      ========      ========      ========
  Basic Earnings Per Share                                                $   0.60      $   0.59      $   1.75      $   1.66
                                                                          ========      ========      ========      ========
  Diluted Earnings Per Share                                              $   0.59      $   0.58      $   1.73      $   1.64
                                                                          ========      ========      ========      ========

Cash Dividends Declared Per Share of Common Stock                         $   0.22      $   0.20      $   0.86      $   0.79
                                                                          ========      ========      ========      ========

Average Common Shares Outstanding (Note 8)
  Basic                                                                      4,877         4,858         4,870         4,851
  Diluted                                                                    4,927         4,927         4,926         4,900

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)

                                        Three Months         Twelve Months
                                     Ended December 31,    Ended December 31,
                                   --------------------   ---------------------
                                     1998        1997       1998         1997
                                   --------    --------   --------     --------
Balance at Beginning of Period     $41,711     $37,382     $38,399     $34,139
Net Income                           2,517       1,989       8,946       8,076
                                   -------     -------     -------     -------
     Total                          44,228      39,371      47,345      42,215
Less:  Dividends                     1,072         972       4,189       3,816
                                   -------     -------     -------     -------
Balance at End of Period           $43,156     $38,399     $43,156     $38,399
                                   =======     =======     =======     =======

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)

                                                                Three Months
                                                             Ended December 31,
                                                           -----------------------
                                                              1998          1997
                                                           ----------    ---------
Cash Flows Provided (Used) by Operating Activities          $  1,742      $ (1,596)
                                                            --------      --------

Cash Flows Used In Investing Activities -
     Capital Expenditures                                     (1,698)       (1,506)
                                                            --------      --------

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                              (4,026)       (1,985)
     Changes in Short-Term Borrowings                         (8,005)       (8,200)
     Payment of Dividends, Net of Dividend Reinvestment         (975)         (883)
                                                            --------      --------

     Net Cash Used by Financing Activities                   (13,006)      (11,068)
                                                            --------      --------

Net Decrease in Cash and Cash Equivalents                    (12,962)      (14,170)
                                                            --------      --------

Cash & Cash Equivalents at Beginning of Period                18,515        16,260
                                                            --------      --------

Cash & Cash Equivalents at End of Period                    $  5,553      $  2,090
                                                            ========      ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas Service Corporation; MGS Energy Services, Inc.; MGS Storage Services; MGS Marketing Services, Inc.; an 87.5% owned partnership, Bay Gas Storage Company, Ltd. ("Bay Gas"); and a 51% owned partnership, Southern Gas Transmission Company ("SGT"). All significant intercompany balances and transactions have been eliminated.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1998.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1998 and 1997 are not indicative of the results to be expected for the full year.

Note 4. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was effective for the Company on October 1, 1998. The Company does not currently have any comprehensive income other than items included in net income. Therefore, comprehensive income is the same as net income for all periods reported.

Note 5. Statement of Financial Accounting Standards No, 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; accordingly, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

Note 6. Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the three months and twelve months ended December 31, 1998 was to increase net income by $1,078,000 ($0.22 per share, diluted) of which $843,000 ($.17 per share, diluted) is included in operating income, and $235,000 ($0.05 per share, diluted), the cumulative effect of the change, is reported as a separate component of net income. This change in accounting method has the effect of recognizing income earlier within the fiscal year but will have a minimal impact on the fiscal year as a whole.

Note 7. Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) and recorded a cumulative effect of change in accounting method of $616,000 ($.13 per share, diluted) as a result of expensing organization and start-up costs previously capitalized. The effect on operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

Note 8. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 50,000 and 69,000 for the three months ended December 31, 1998 and 1997, respectively, and 56,000 and 49,000 for the twelve months ended December 31, 1998 and 1997, respectively. These differences in equivalent shares are from outstanding stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

The following discussion and analysis encompasses EnergySouth, Inc. and its direct and indirect subsidiaries (collectively referred to as the "Company"). EnergySouth became the holding company for Mobile Gas Service Corporation (Mobile Gas) on February 2, 1998, and at that time Mobile Gas became a wholly-owned subsidiary. The Company, primarily through Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, have historically been recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates allow Bay Gas to respond to market conditions and minimizes regulatory involvement in the setting of its rates for storage services. Bay Gas filed a petition with the FERC on November 5, 1998 seeking authority to provide transportation-only services for both interstate and intrastate shippers. Such application is currently pending.

The Company's distribution business is highly seasonal and temperature-sensitive since residential and small commercial customers use more gas during colder weather for heating. As a result, the Company's operating results in any given period historically have reflected, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider to offset the impact that unusually cold or warm weather has on customer billings and operating margins by reducing high gas bills in colder than normal weather and increasing gas revenues in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service. In the gas utility industry, degree-days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

         Net income for the three months ended December 31, 1998 and 1997 was $2,517,000 or $.51 per share and $1,989,000 or $.40 per share, respectively. Net income for the twelve months ended December 31, 1998 and 1997 was $8,946,000 or $1.82 per share and $8,076,000 or $1.65 per share, respectively. The 1998 earnings include the effects of changes in accounting for unbilled revenues and start-up costs as discussed in further detail within "New Accounting Standards" below while, in accordance with prescribed accounting rules, the amounts presented for the same periods in the prior year have not been adjusted. The effect of these accounting changes for the three and twelve months ended December

31, 1998 was to increase net income by $462,000 ($.09 per share). Unbilled revenues and related costs recorded at December 31, 1998 and reflected within operating income increased net income by $843,000 while the cumulative effect of both accounting changes decreased net income by $381,000. Assuming retroactive application of the accounting changes, earnings per share amounts for the fiscal 1999 and 1998 first quarter would have been $.59 and $.58, respectively, while earnings per share amounts for the twelve months ended December 31, 1998 and 1997 would have been $1.73 and $1.64, respectively. All references to earnings per share amounts are computed on a diluted basis.

         The increase in first quarter earnings, assuming retroactive application of the accounting changes, is due to an increase in margins from temperature-sensitive and transportation customers and was offset partially by an increase in operating expenses. The increase in earnings on a retroactive basis for the twelve months ended December 31, 1998 is due primarily to decreased operations expenses and increased margins from transportation customers.

OPERATING REVENUES

Gas revenues decreased 2% for the three and twelve months ended December 31, 1998 compared to the same prior year periods. Included within gas revenues at December 31, 1998 is an accrual for unbilled gas revenues of $3,638,000 while no such accrual is included within the prior year periods since this new accounting method was adopted in the fiscal 1999 first quarter. Assuming retroactive application of the accounting change for unbilled revenues, gas revenues decreased 17% and 7%, respectively, for the fiscal 1999 three and twelve month periods as a result of decreased gas sales volumes of 32% and 12%, respectively, primarily to temperature-sensitive customers. Causing this decrease was weather during the three and twelve months ended December 31, 1998 which was 53% and 18%, respectively, warmer than prior year and 35% and 13%, respectively, warmer than normal. Warmer or colder than normal weather has little impact on the Company's earnings as a result of the temperature adjustment rider, however, weather does impact the level of gas revenues since gas costs on actual volumes are passed through to customers. In addition to the effect on gas revenues of lower gas sales volumes, the Company passed through to customers lower purchased gas costs on a per unit basis during the fiscal 1999 periods through the purchased gas adjustment component of customer rates. Weather normalized gas revenues from temperature sensitive customers were impacted positively during the three months ended December 31, 1998 by an increase in the customer consumption per degree day compared to the fiscal 1998 first quarter thus providing increased margin. Transportation revenues during the three and twelve months ended December 31, 1998 increased $320,000 and $1,469,000, respectively, due to increased plant utilization by existing customers, several new customers added to the distribution system, and certain sales customers who switched to transportation agreements.

EXPENSES

Cost of gas decreased 31% and 12%, respectively, for the three and twelve months ended December 31, 1998 compared to the same periods of the prior fiscal year. Included within cost of gas at December 31, 1998 is an accrual for cost of gas associated with unbilled gas revenues of $1,752,000. Assuming retroactive application of the accounting change for unbilled gas revenues, cost of gas decreased 46% and 23%, respectively, for the fiscal 1999 three and twelve month periods. The cost of gas decrease for both periods is attributed to decreased gas sales volumes and decreased purchased gas costs on a per unit basis.

Operations and maintenance expense increased 2% for the three months ended December 31, 1998 compared to the same period of fiscal 1998 primarily due to the timing of certain operation expenses. Operations and maintenance expenses decreased 4% for the twelve months ended December 31, 1998 due primarily to decreased retirement expense and cost control efforts throughout the Company.

Depreciation expense increased 5% and 6%, respectively, for the three and twelve months ended December 31, 1998 due to an increase in depreciable plant-in-service.

Taxes, other than income taxes, primarily consist of state and local taxes that are based on gross revenues and fluctuate accordingly.

Interest expense decreased less than 1% and 3%, respectively, for the three and twelve months ended December 31, 1998. During the fiscal 1999 first quarter, the Company paid a fee of $73,200 to redeem early $2,500,000 of First Mortgage Bonds, 10.25% Series. Excluding this early redemption fee, interest expense decreased 6% and 4%, respectively, for the three and twelve-month periods ended December 31, 1998 which reflects the reduction in long-term debt principal balances.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $90,000 for the twelve months ended December 31, 1998 due to completion in August 1997 of new facilities to service a large industrial customer.

Interest income decreased $65,000 and increased $91,000, respectively, for the three and twelve months ended December 31, 1998 compared to the corresponding periods of fiscal 1998. The fiscal 1998 first quarter includes interest income of $42,000 recorded on an income tax refund, whereas the fiscal 1999 periods do not include any such miscellaneous interest income. The increase in interest income for the twelve-month period comparison is due primarily to increased financing of merchandise sales and installations and increased income from short-term investments.

Income tax expense changed primarily in relation to changes in income before income taxes.

NEW ACCOUNTING STANDARDS

Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the three months and twelve months ended December 31, 1998 was to increase net income by $1,078,000 ($0.22 per share, diluted) of which $843,000 ($0.17 per share, diluted) is included in operating income, and $235,000 ($0.05 per share, diluted), the cumulative effect of the change, is reported as a separate component of net income. This change in accounting method has the effect of recognizing income earlier within the fiscal year but will have a minimal impact on the fiscal year as a whole.

Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) and recorded a cumulative effect of change in accounting method of $616,000 ($0.13 per share, diluted) as a result of expensing organization and start-up costs previously capitalized. The effect on operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was effective for the Company on October 1, 1998. The Company does not currently have any comprehensive income other than items included in net income. Therefore, comprehensive income is the same as net income for all periods reported.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments on interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption, accordingly, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY

The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed.

Operating activities provided cash of $1,742,000 for the three months ended December 31, 1998 compared to using cash of $1,596,000 for the prior year first quarter. The increase in cash flow from operating activities is attributed to increased net income and non-cash components of net income, primarily the expensing of organization and start-up costs, and the change in operating assets and liabilities, which reflects the change in receipts and payments on receivables and payables.

Financing activities used cash of $13,006,000 and $11,068,000, respectively, for the three months ended December 31, 1998 and 1997. The increase in cash used by financing activities primarily reflects the early redemption of $2,500,000 of First Mortgage Bonds, 10.25% Series during the fiscal 1999 first quarter.

Cash used in investing activities increased $192,000 during the three months ended December 31, 1998 primarily as a result of the Company's regular construction program. The Company's capital needs for construction of distribution and storage facilities, purchase of equipment and other general improvements for the remainder of fiscal 1999 is estimated to be $10,387,000 Funds for the Company's cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date sensitive. Any of the programs it uses that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures that could ultimately cause the Company to become unable to process transactions and could thereby require the Company to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management is devoting significant attention to identifying Year 2000 issues and testing its systems for Year 2000 compliance. To date, the Company has incurred Year 2000 remediation costs of approximately $145,000 and has budgeted approximately $42,000 to complete the remediation costs. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At December 31, 1998 the Company had approximately $59.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2014. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1998 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 29, 1999.

(b) The following nominees were re-elected as Directors of the Company, to Serve until the 2002 Annual Meeting of Stockholders, by the votes indicated:

                Nominee                           For                 Against
          ---------------------                ---------             ---------
          William J. Hearin                    4,427,150               31,944
          Joseph G. Hollis, Jr.                4,429,554               29,540
          Gaylord C. Lyon                      4,428,206               30,888
          E. B. Peebles, Jr.                   4,428,925               30,169

         The other Directors of the Company whose terms of office continued after the 1999 Annual Meeting are as indicated below:

                                                 To Serve Until the Annual
                Director                   Meeting of Stockholders in the year
          -----------------------          -----------------------------------
          John C. Hope, III                                  2000
          S. Felton Mitchell, Jr.                            2000
          Thomas B. VanAntwerp                               2000
          John S. Davis                                      2001
          Walter L. Hovell                                   2001
          G. Montgomery Mitchell                             2001
          F. B. Muhlfeld                                     2001

(c) The stockholders of the Company approved an amendment to increase the number of shares reserved for issuance under the Amended and Restated Stock Option Plan of EnergySouth, Inc. (the "Plan") from 225,000 to 350,000 by the following vote:

             For                    Against                       Abstain
         ---------                  -------                       -------
         4,179,508                  207,337                       72,248

         A copy of the Amended and Restated Stock Option Plan of EnergySouth, Inc. is attached hereto as Exhibit 10(r)-1.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No.       Description

              10(r)-1           Amended and Restated Stock Option Plan of
                                EnergySouth, Inc.

              11                Computation of Earnings Per Share

              18                Change in Accounting Principle

              27                Financial Data Schedule (EDGAR version only)

         (b)  Reports on Form 8-K

              During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ENERGYSOUTH, INC.
                                  (Successor to Mobile Gas Service Corporation)
                                   -------------------------------------------
                                                 (Registrant)
Date:      February 12, 1999                 /s/ John S. Davis
      -------------------------    --------------------------------------------
                                                 John S. Davis
                                                 President and
                                            Chief Executive Officer



Date:      February 12, 1999                 /s/ Charles P. Huffman
      -------------------------    --------------------------------------------
                                                 Charles P. Huffman
                                          Vice President, Chief Financial
                                              Officer, and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
  10(r)-1           Amended and Restated Stock Option Plan of EnergySouth, Inc.

  11                Computation of Earnings Per Share

  18                Change in Accounting Principle

  27                Financial Data Schedule (EDGAR version only)*