Form 10-Q
period 1999-03-31
ENERGYSOUTH INC
filed 1999-05-17
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 1999
                                          --------------

                           Commission File No. 0-29604
                                               -------

                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Alabama                                58-2358943
   -------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)



              2828 Dauphin Street, Mobile, Alabama         36606
             ------------------------------------------------------
             (Address of principal executive office)     (Zip Code)


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

Common stock ($.01 par value) outstanding at May 3, 1999 - 4,885,513 shares.

                                ENERGYSOUTH, INC.



                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - March 31,
                  1999 and 1998 and September 30, 1998                           3 - 4


                  Consolidated Statements of Income - Three, Six and
                  Twelve Months Ended March 31, 1999 and 1998                      5


                  Consolidated Statements of Retained Earnings - Three,
                  Six and Twelve Months Ended March 31, 1999
                  and 1998                                                         6


                  Consolidated Statements of Cash Flows - Six
                  Months Ended March 31, 1999 and 1998                             6


                  Notes to Consolidated Financial Statements                     7 - 8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  9 - 14

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                      15


PART II. Other Information                                                         16


Exhibit Index                                                                      17

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                           March 31,             September 30,
Assets                                                              1999             1998            1998
                                                                 --------------------------        ---------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $   8,700        $   7,305        $  18,515
  Receivables:
    Gas                                                              6,947            7,779            4,468
    Unbilled Revenue (Note 6)                                        1,767
    Merchandise                                                      3,007            2,945            3,021
    Other                                                              690              733              759
    Less Allowance for Doubtful Accounts                              (814)            (648)            (626)
  Materials, Supplies, and Mdse (at average cost)                    1,488            1,358            1,327
  Gas Stored Underground for Current Use (at average cost)             628              793            1,435
  Deferred Gas Costs (Note 6)                                            0              591              176
  Deferred Income Taxes                                              2,573            1,663            1,430
  Prepayments                                                          992            1,083            1,375
                                                                 ---------        ---------        ---------

        Total Current Assets                                        25,978           23,602           31,880
                                                                 ---------        ---------        ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                   172,067          166,745          170,894
  Less: Accumulated Depreciation and Amortization                   47,599           42,876           44,872
                                                                 ---------        ---------        ---------
    Property, Plant, and Equipment in Service - Net                124,468          123,869          126,022

  Construction Work in Progress                                      1,585            1,656            1,106
                                                                 ---------        ---------        ---------

      Total Property, Plant, and Equipment - Net                   126,053          125,525          127,128
                                                                 ---------        ---------        ---------

OTHER ASSETS:
  Regulatory Asset                                                     805            1,023              909
  Merchandise Receivables Due After One Year                         5,584            5,015            5,371
  Deferred Charges                                                   1,006            1,356            1,253
                                                                 ---------        ---------        ---------

     Total Other Assets                                              7,395            7,394            7,533
                                                                 ---------        ---------        ---------

            Total                                                $ 159,426        $ 156,521        $ 166,541
                                                                 =========        =========        =========



See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                        March 31,           September 30,
Liabilities and Capitalization                                    1999           1998           1998
                                                                --------       --------       --------
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                          $    918       $  2,372       $  4,600
  Notes Payable                                                                                 12,665
  Accounts Payable                                                 3,237          3,558          2,511
  Dividends Declared                                               1,074            973          1,072
  Customer Deposits                                                1,456          1,517          1,461
  Taxes Accrued                                                    4,240          3,395          3,551
  Deferred Purchased Gas Adjustment                                3,337          1,333            592
  Interest Accrued                                                 1,721          1,926          1,794
  Other Liabilities                                                2,874          2,176          1,898
                                                                --------       --------       --------
        Total Current Liabilities                                 18,857         17,250         30,144
                                                                --------       --------       --------

OTHER LIABILITIES:
  Accrued Pension Cost                                             1,319          1,535          1,452
  Accrued Postretirement Benefit Cost                              1,283          1,049          1,332
  Deferred Income Taxes                                           11,305         10,854         10,945
  Deferred Investment Tax Credits                                    408            432            418
                                                                --------       --------       --------

        Total Other                                               14,315         13,870         14,147
                                                                --------       --------       --------
            Total Liabilities                                     33,172         31,120         44,291
                                                                --------       --------       --------

CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: March, 1999 -
       4,881,000 Shares; March 1998 -
       4,864,000 Shares; September, 1998 -
       4,872,000 Shares)                                              49             49             49
    Capital in Excess of Par Value                                18,326         17,961         18,135
    Retained Earnings                                             45,841         42,217         41,711
                                                                --------       --------       --------
         Total Stockholders' Equity                               64,216         60,227         59,895
  Minority Interest                                                3,456          3,175          3,376
  Long-Term Debt (Less Current Maturities)                        58,582         61,999         58,979
                                                                --------       --------       --------

            Total Capitalization                                 126,254        125,401        122,250
                                                                --------       --------       --------

                 Total                                          $159,426       $156,521       $166,541
                                                                ========       ========       ========



See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)


                                                                         Three Months         Six Months         Twelve Months
                                                                        Ended March 31,     Ended March 31,     Ended March 31,
                                                                      ------------------  ------------------  ------------------
                                                                        1999      1998      1999      1998      1999      1998
                                                                      --------  --------  --------  --------  --------  --------
Operating Revenues
  Gas Revenues                                                        $ 22,394  $ 27,782  $ 41,005  $ 46,772  $ 65,005  $ 70,744
  Merchandise Sales and Jobbing                                            693       729     1,693     1,814     3,143     3,223
                                                                      --------  --------  --------  --------  --------  --------
       Total Operating Revenues                                         23,087    28,511    42,698    48,586    68,148    73,967
                                                                      --------  --------  --------  --------  --------  --------

Operating Expenses
  Cost of Gas                                                            7,156    11,008    12,042    18,043    16,889    23,357
  Cost of Merchandise and Jobbing                                          557       543     1,333     1,349     2,500     2,388
  Operations                                                             4,559     4,192     9,076     8,583    17,549    17,359
  Maintenance                                                              352       453       715       852     1,396     1,705
  Depreciation                                                           1,656     1,591     3,333     3,181     6,430     6,116
  Taxes, Other Than Income Taxes                                         1,711     1,923     3,216     3,408     5,400     5,561
                                                                      --------  --------  --------  --------  --------  --------
       Total Operating Expenses                                         15,991    19,710    29,715    35,416    50,164    56,486
                                                                      --------  --------  --------  --------  --------  --------

Operating Income                                                         7,096     8,801    12,983    13,170    17,984    17,481
                                                                      --------  --------  --------  --------  --------  --------

Other Income and (Expense)
  Interest Expense                                                      (1,289)   (1,405)   (2,697)   (2,818)   (5,412)   (5,719)
  Allowance for Borrowed Funds Used During Construction                      9        13        21        23        57       112
  Interest Income                                                          316       297       581       628     1,166     1,151
  Minority Interest                                                       (129)     (132)     (292)     (269)     (550)     (484)
                                                                      --------  --------  --------  --------  --------  --------
       Total Other Income (Expense)                                     (1,093)   (1,227)   (2,387)   (2,436)   (4,739)   (4,940)
                                                                      --------  --------  --------  --------  --------  --------

Income Before Income Taxes                                               6,003     7,574    10,596    10,734    13,245    12,541
                                                                      --------  --------  --------  --------  --------  --------
Income Taxes                                                             2,244     2,783     3,939     3,955     4,950     4,536
                                                                      --------  --------  --------  --------  --------  --------

Income Before Cumulative Effect of Changes in Accounting Principles      3,759     4,791     6,657     6,779     8,295     8,005
                                                                      --------  --------  --------  --------  --------  --------

Cumulative Effect on Prior Years of Change in Accounting Method For
 Unbilled Revenue (Net of Income Tax of $133)(Note 6)                     --        --         235      --         235      --

Cumulative Effect on Prior Years of Change in Accounting Method For
 Start-Up Costs (Net of Income Tax of $(350))(Note 7)                     --        --        (616)     --        (616)     --
                                                                      --------  --------  --------  --------  --------  --------
       Total Cumulative Effect of Accounting Changes (Net of Tax)         --        --        (381)     --        (381)     --
                                                                      --------  --------  --------  --------  --------  --------
Net Income                                                            $  3,759  $  4,791  $  6,276  $  6,779  $  7,914  $  8,005
                                                                      ========  ========  ========  ========  ========  ========

Basic Earnings Per Share
  Income Before Cumulative Effect of Changes in Accounting Principles $   0.77  $   0.99  $   1.37  $   1.39  $   1.70  $   1.65
  Cumulative Effect of Accounting Changes                                 --        --       (0.08)     --       (0.08)     --
                                                                      --------  --------  --------  --------  --------  --------
       Net Income                                                     $   0.77  $   0.99  $   1.29  $   1.39  $   1.62  $   1.65
                                                                      ========  ========  ========  ========  ========  ========

Diluted Earnings Per Share
  Income Before Cumulative Effect of Changes in Accounting Principles $   0.76  $   0.97  $   1.35  $   1.38  $   1.69  $   1.63
  Cumulative Effect of Accounting Changes                                 --                 (0.08)     --       (0.08)     --
                                                                      --------  --------  --------  --------  --------  --------
       Net Income                                                     $   0.76  $   0.97  $   1.27  $   1.38  $   1.61  $   1.63
                                                                      ========  ========  ========  ========  ========  ========

Pro Forma Amounts Assuming Retroactive Application
 of Accounting Changes
  Net Income                                                          $  3,759  $  4,163  $  6,657  $  7,009  $  8,103  $  7,898
                                                                      ========  ========  ========  ========  ========  ========
  Basic Earnings Per Share                                            $   0.77  $   0.86  $   1.37  $   1.44  $   1.66  $   1.63
                                                                      ========  ========  ========  ========  ========  ========
  Diluted Earnings Per Share                                          $   0.76  $   0.84  $   1.35  $   1.42  $   1.64  $   1.61
                                                                      ========  ========  ========  ========  ========  ========

Cash Dividends Declared Per Share of Common Stock                     $   0.22  $   0.20  $   0.44  $   0.40  $   0.88  $   0.80
                                                                      ========  ========  ========  ========  ========  ========

Average Common Shares Outstanding (Note 8)
  Basic                                                                  4,881     4,862     4,879     4,860     4,874     4,856
  Diluted                                                                4,933     4,929     4,930     4,928     4,927     4,912

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)


                                      Three Months             Six Months             Twelve Months
                                     Ended March 31,         Ended March 31,         Ended March 31,
                                   -------------------     -------------------     -------------------
                                     1999        1998        1999        1998        1999        1998
                                   -------     -------     -------     -------     -------     -------
Balance at Beginning of Period     $43,156     $38,398     $41,711     $37,382     $42,217     $38,097
Net Income                           3,759       4,791       6,276       6,779       7,914       8,005
                                   -------     -------     -------     -------     -------     -------
     Total                          46,915      43,189      47,987      44,161      50,131      46,102
Less:  Dividends                     1,074         972       2,146       1,944       4,290       3,885
                                   -------     -------     -------     -------     -------     -------
Balance at End of Period           $45,841     $42,217     $45,841     $42,217     $45,841     $42,217
                                   =======     =======     =======     =======     =======     =======



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)


                                                                  Six Months
                                                                Ended March 31,
                                                             1999            1998
                                                           --------        --------
Cash Flows Provided by Operating Activities                $ 12,255        $  8,510
                                                           --------        --------

Cash Flows Used In Investing Activities -
  Capital Expenditures                                       (3,369)         (2,897)
                                                           --------        --------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debt                                (4,080)         (2,138)
  Changes in Short-Term Borrowings                          (12,665)        (10,700)
  Payment of Dividends, Net of Dividend Reinvestment         (1,956)         (1,730)
                                                           --------        --------

  Net Cash Used In Financing Activities                     (18,701)        (14,568)
                                                           --------        --------

Net Decrease in Cash and Cash Equivalents                    (9,815)         (8,955)
                                                           --------        --------

Cash and Cash Equivalents at Beginning of Period             18,515          16,260
                                                           --------        --------

Cash and Cash Equivalents at End of Period                 $  8,700        $  7,305
                                                           ========        ========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas Service Corporation; EnergySouth Services, Inc., formerly MGS Energy Services, Inc.; MGS Storage Services; MGS Marketing Services, Inc.; an 87.5% owned partnership, Bay Gas Storage Company, Ltd. ("Bay Gas"); and a 51% owned partnership, Southern Gas Transmission Company ("SGT"). All significant intercompany balances and transactions have been eliminated.

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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the six month periods ended March 31, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

Note 6. Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the six months and twelve months ended March 31, 1999 was to increase net income by $490,000 ($0.10 per share, diluted) of which $255,000 ($.05 per share, diluted) is included in operating income, and $235,000 ($0.05 per share, diluted), the cumulative effect of the change, is reported as a separate component of net income. This change in accounting method has the effect of recognizing income earlier within the fiscal year but will have a minimal impact on the fiscal year as a whole.

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

Note 8. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 52,000 and 67,000 for the three months ended March 31, 1999 and 1998, respectively; 51,000 and 68,000 for the six months ended March 31, 1999 and 1998, respectively; and 53,000 and 56,000 for the twelve months ended March 31, 1999 and 1998, respectively. These differences in equivalent shares are from outstanding stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY

     The following discussion and analysis encompasses EnergySouth, Inc. and its direct and indirect subsidiaries (collectively referred to as the "Company"). EnergySouth became the holding company for Mobile Gas Service Corporation (Mobile Gas) on February 2, 1998, and at that time Mobile Gas became a wholly-owned subsidiary. The Company, primarily through Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission
(FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates allow Bay Gas to respond to market conditions and minimize regulatory involvement in the setting of its rates for storage services. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

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

RESULTS OF OPERATIONS

NET INCOME

         Net income for the three months ended March 31, 1999 and 1998 was $3,759,000 or $.76 per share and $4,791,000 or $.97 per share, respectively. Net income for the six months ended March 31, 1999 and 1998 was $6,276,000 or $1.27 per share and $6,779,000 or $1.38 per share, respectively. Net income for the twelve months ended March 31, 1999 and 1998 was $7,914,000 or $1.61 per share and $8,005,000 or $1.63 per share, respectively. All references to earnings per share amounts are computed on a diluted basis. The fiscal 1999 period earnings include the effect of a change in accounting for unbilled revenues while the fiscal 1999 six and twelve month periods also include the effect of a change in accounting for start-up costs. In accordance with prescribed accounting rules, the amounts presented for the same prior year periods have not been adjusted. Both accounting changes are discussed in further detail within "New Accounting Standards" below. The effect of these accounting changes for the three months ended March 31, 1999 was to decrease net income by $588,000 ($0.12 per share) while the effect on the fiscal 1999 six and twelve month periods was to decrease net income by $126,000 ($0.03 per share). Assuming retroactive application of the accounting changes, earnings per share amounts for three, six and twelve months ended March 31, 1999 would have been $0.76, $1.35 and $1.64, respectively, as compared to $0.84, $1.42 and $1.61, respectively, for the three, six and twelve months ended March 31, 1998.

         The decrease in earnings for the three and six months ended March 31, 1999, assuming retroactive application of the accounting changes, is due primarily to decreased margin on gas sales revenues resulting from unusually warm weather, decreased gas storage revenues, increased operations expenses and increased depreciation expense. The increase in earnings for the twelve months ended March 31, 1999 is due primarily to increased margin on gas transportation revenues, decreased maintenance expenses and decreased interest expense.

OPERATING REVENUES

         Gas revenues decreased $5.4 million (19%), $5.8 million (12%) and $5.7 million (8%), respectively, for the three, six and twelve months ended March 31, 1999 as compared to the same prior year periods. Included within gas revenues for each fiscal 1999 period is the effect of accruing for unbilled gas revenues at month-end while no such accrual is included within prior year periods since this new accounting method was adopted in the first quarter of fiscal 1999. Assuming retroactive application of this accounting change, gas revenues decreased $2.7 million (11%), $6.7 million (14%) and $6.6 million (9%), respectively, for the three, six and twelve months ended March 31, 1999 resulting primarily from decreased gas sales volumes of 21%, 26% and 21%, respectively. Causing these decreases in gas sales volumes, primarily to temperature-sensitive customers, was weather which was 22%, 37% and 36%, respectively, warmer than the prior year three, six and twelve month periods and 22%, 27% and 26%, respectively, warmer than normal for the three, six and twelve month periods. The temperature adjustment rider in rates mitigated the effects of weather to a large extent; however, margins from customers who are sensitive to weather were slightly down from the prior year for the three and six month periods. In addition to the effect on gas revenues of lower gas sales volumes, the Company passed through to customers lower purchased gas costs on a per unit basis during the fiscal 1999 periods through the purchased gas adjustment component of customer rates.

         Gas revenues from large commercial and industrial customers decreased $762,000, $1,331,000 and $2,032,000, respectively, for the three, six and twelve months ended March 31, 1999 due in part to factors mentioned previously in addition to decreased plant utilization and several customers switching to transportation agreements. Transportation revenues during the three, six and twelve months ended March 31, 1999 increased $43,000, $363,000 and $1,231,000, respectively, due primarily to several new customers added to the distribution system and certain sales customers who switched to transportation agreements. Revenues from natural gas storage operations decreased $76,000, $148,000 and $46,000, respectively, for the three, six and twelve months ended March 31, 1999 due primarily to decreased firm storage contracted to customers.

EXPENSES

         Cost of gas decreased $3.9 million (35%), $6.0 million (33%) and $6.5 million (28%), respectively, for the three, six and twelve months ended March 31, 1999 as compared to the same prior year periods. Included within each fiscal 1999 period is an accrual for cost of gas associated with unbilled gas revenues whereas the prior year periods do not reflect such an accrual. Assuming retroactive application of the accounting change for unbilled gas revenues, cost of gas decreased $2.3 million (25%), $6.5 million (35%) and $7.2 million (30%), respectively, for the three, six and twelve months ended March 31, 1999. The decrease for all periods is attributed to decreased gas sales volumes and decreased purchased gas costs on a per unit basis as mentioned previously.

         Operations expense increased $367,000, $493,000 and $190,000, respectively, for the three, six and twelve months ended March 31, 1999 compared to the same prior year periods due primarily to increases in the following areas: payroll and related benefits, reserve for uncollectible accounts, and selling expenses.

         Maintenance expense decreased $101,000, $137,000 and $309,000, respectively, for the three, six and twelve months ended March 31, 1999 compared to the same prior year periods due primarily to decreased maintenance on mains and services.

         Depreciation expense increased 4% for the second quarter of fiscal 1999 and increased 5% for the six and twelve months ended March 31, 1999 as compared to the same prior year periods due to growth in depreciable plant-in-service.

         Taxes, other than income taxes, primarily consist of state and local taxes that are based on gross revenues and fluctuate accordingly.

         Interest expense decreased 8%, 4% and 5%, respectively, for the three, six and twelve months ended March 31, 1999 as compared to the same prior year periods due to decreased long-term debt which was due in part to the early redemption of $2,500,000 of First Mortgage Bonds, 10.25% Series, during the first quarter of fiscal 1999.

         Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $55,000 for the twelve months ended March 31, 1999 due to completion in August 1997 of new facilities to service a large industrial customer.

         Interest income increased $19,000, decreased $47,000 and increased $15,000, respectively, for the three, six and twelve months ended March 31, 1999 as compared to the same prior year periods. Interest income of $42,000 related to an income tax refund was recorded during the fiscal 1998 first quarter, whereas the fiscal 1999 periods do not include any such miscellaneous interest income. The fluctuation in interest income for each period is due primarily to financing of merchandise sales and installations and income from short-term investments.

         Income tax expense changed primarily in relation to changes in income before income taxes.

NEW ACCOUNTING STANDARDS

         Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. This change in accounting method has the effect of recognizing income earlier within the fiscal year but will have a minimal impact on the fiscal year as a whole. As of December 31, 1998, unbilled revenue had increased net income by $1,078,000 ($0.22 per share, diluted) of which $843,000 ($0.17 per share, diluted) was included in operating income and $235,000 ($0.05 per share, diluted), the cumulative effect of the accounting change, was reported as a separate component of net income. During the three months ended March 31, 1999, a portion of this effect reversed so that the six and twelve month periods ended March 31, 1999 reflect an increase in net income of $490,000 ($0.10 per share, diluted) of which $255,000 ($0.05 per share, diluted) is included in operating income and $235,000 ($0.05 per share, diluted) is reflected as the cumulative effect of the accounting change.

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

         Operating activities provided cash of $12,255,000 and $8,510,000, respectively, for the six months ended March 31,1999 and 1998. The increase in cash flow from operating activities is attributed primarily to the change in operating assets and liabilities, which reflects the timing of cash receipts and payments on receivables and payables.

         Financing activities used cash of $18,701,000 and $14,568,000 respectively, for the six months ended March 31, 1999 and 1998. The increase in cash used by financing activities primarily reflects the early redemption of $2,500,000 of First Mortgage Bonds, 10.25% Series during the fiscal 1999 first quarter in addition to increased payments on short-term borrowings.

         Cash used in investing activities increased $472,000 during the six months ended March 31, 1999 primarily as a result of the Company's regular construction program. The Company's capital needs for construction of distribution and storage facilities, purchase of equipment and other general improvements for the remainder of fiscal 1999 is estimated to be $9,375,000. Funds for the Company's cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

         The Company is working to resolve the potential impact of the Year 2000 on the ability of computerized information systems to accurately process information that may be date sensitive. Programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures that could ultimately cause the Company to interrupt service or become unable to process transactions and could thereby require the Company to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management is devoting significant attention to identifying Year 2000 issues and testing its systems for Year 2000 compliance.

         The identification, assessment, remediation and testing of the Company's computer systems have been substantially completed. As a result, the Company has made changes to its computer application programs and tested them accordingly. Additional testing will be completed during 1999 to ensure that no subsequent changes have affected the Year 2000 modifications. The state of Year 2000 readiness of hardware and software already evaluated will be monitored during the coming year to maintain this readiness and to determine that there have been no subsequent exclusions or disclaimers by manufacturers resulting in a loss of Year 2000 readiness. Mission critical processes have been identified and contingency plans are being developed at this time and are scheduled for completion by the end of June 1999 in an effort to ensure the uninterrupted continuation of customer service. An inventory and assessment of the Company's embedded systems has been completed. The two systems for which failure of embedded systems would be critical are responsible for monitoring and controlling 1) the distribution of gas through the Company's pipeline system and
2) the underground storage facility. These systems are scheduled for replacement by June 30, 1999.

         In addition to the remediation and testing efforts of the Company's internal systems, the Company is contacting each of its significant vendors to obtain a commitment that they are or will be Year 2000 compliant. If such assurances are not forthcoming, or if management believes for any reason that any of its significant vendors will not be Year 2000 compliant when required, management plans to either contract with other vendors that would be able to provide similar services at similar costs or have plans in place so operations will not be materially affected.

         During March 1999, the Company's Year 2000 project was subjected to a third party Readiness Review for completeness. The Company has responded to the recommendations made by the third party review which includes a limited amount of on-going testing of third party software, continued assessment and inquiry of significant vendors and finalizing contingency plans for mission critical processes. A steering committee of the Company's executive management has reviewed and will continue to review the Year 2000 project progress on a regular basis.

         As of March 31, 1999, the Company has incurred approximately $164,000 of remediation costs related to Year 2000 which has been expensed and expects to incur an additional $23,000 to complete the remediation costs. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so. The Company's internal costs with respect to the Year 2000 project have not been separately identified, but Management believes that they are immaterial.

         The Company's goal is that Year 2000 issues will be addressed on schedule and in a manner that will prevent such issues from having a material effect on the Company's business, financial condition and result of operations. While the Company has and will be pursuing Year 2000 compliance, there can be no assurance that the Company and its vendors will be successful in identifying and addressing all material Year 2000 issues.


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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At March 31, 1999 the Company had approximately $59.5 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2014. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1998 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No.   Description

                 10(a) Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (1)

                 10(b) Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. And Southern Company Services, Inc. dated April 1, 1999 (1)

                 10(c) Agreement for Firm Intrastate Transportation services between Bay Gas Storage Company, Ltd. And Alabama Power Company dated April 8, 1999 (1)

                 27        Financial Data Schedule (EDGAR version only)

 (1) Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

         (b) Reports on Form 8-K
             During the quarter for which this report is filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MOBILE GAS SERVICE CORPORATION
                                                  (Registrant)


Date:      May 17, 1999                    /s/ John S. Davis
      -------------------------           --------------------------------------
                                           John S. Davis
                                           President and
                                           Chief Executive Officer



Date:      May 17, 1999                    /s/ Charles P. Huffman
      -------------------------           --------------------------------------
                                           Charles P. Huffman
                                           Vice President, Chief Financial
                                           Officer, and Treasurer

                                  EXHIBIT INDEX


Exhibit
Number    Description
------    -----------
   10(a)  Transportation agreement between Mobile Gas Service Corporation and
          Alabama Power Company dated February 18, 1999 (1)

   10(b)  Agreement for Firm and Interruptible Storage Service between Bay Gas
          Storage Company, Ltd. And Southern Company Services, Inc. dated April
          1, 1999 (1)

   10(c)  Agreement for Firm Intrastate Transportation services between Bay Gas
          Storage Company, Ltd. And Alabama Power Company dated April 8, 1999
          (1)

   27     Financial Data Schedule (EDGAR version only)


(1) Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.