Form 10-Q
period 1999-06-30
ENERGYSOUTH INC
filed 1999-08-13
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 1999

                           Commission File No. 0-29604


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Alabama                                              58-2358943
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           2828 Dauphin Street, Mobile, Alabama            36606
         -----------------------------------------------------------
          (Address of principal executive office)       (Zip Code)


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

Common stock ($.01 par value) outstanding at August 10, 1999 - 4,890,486 shares.

                                ENERGYSOUTH, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information:

         Consolidated Balance Sheets - June 30,
         1999 and 1998 and September 30, 1998                              3-4

         Consolidated Statements of Income - Three, Nine and
         Twelve Months Ended June 30, 1999 and 1998                         5

         Consolidated Statements of Retained Earnings - Three,
         Nine and Twelve Months Ended June 30, 1999
         and 1998                                                           6

         Consolidated Statements of Cash Flows - Nine
         Months Ended June, 1999 and 1998                                   6

         Notes to Consolidated Financial Statements                        7-8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9-14

         Quantitative and Qualitative Disclosures About
         Market Risk                                                        15

PART II. Other Information                                                  16

Exhibit Index                                                               17

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     June 30,           September 30,
ASSETS                                                         1999           1998          1998
                                                            ------------------------    -------------
                                                                   (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                                 $   9,817      $   7,857      $  18,515
  Receivables:
    Gas                                                         5,142          4,416          4,468
    Unbilled Revenue (Note 6)                                     884
    Merchandise                                                 3,013          2,926          3,021
    Other                                                         682            712            759
    Allowance for Doubtful Accounts                              (876)          (733)          (626)
  Materials, Supplies, and Merchandise (average cost)           1,228          1,279          1,327
  Gas Stored Underground for Current Use (average cost)           448          1,117          1,435
  Deferred Gas Costs                                                             313            176
  Deferred Income Taxes                                         2,229          1,637          1,430
  Prepayments                                                   1,742          1,408          1,375
                                                            ---------      ---------      ---------
        Total Current Assets                                   24,309         20,932         31,880
                                                            ---------      ---------      ---------

PROPERTY, PLANT, AND EQUIPMENT
  Property, Plant, and Equipment                              173,416        168,134        170,894
  Less: Accumulated Depreciation and Amortization              48,941         43,924         44,872
                                                            ---------      ---------      ---------
    Property, Plant, and Equipment - Net                      124,475        124,210        126,022

  Construction Work in Progress                                 2,469          2,086          1,106
                                                            ---------      ---------      ---------

      Total Property, Plant, and Equipment                    126,944        126,296        127,128
                                                            ---------      ---------      ---------

OTHER ASSETS
  Regulatory Assets                                               778            966            909
  Merchandise Receivables Due After One Year                    5,596          5,203          5,371
  Deferred Charges                                              1,050          1,316          1,253
                                                            ---------      ---------      ---------
     Total Other Assets                                         7,424          7,485          7,533
                                                            ---------      ---------      ---------
            Total                                           $ 158,677      $ 154,713      $ 166,541
                                                            =========      =========      =========


See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                         June 30,           September 30,
LIABILITIES AND CAPITALIZATION                     1999           1998          1998
                                                ------------------------    -------------
                                                     (Unaudited)
Current Liabilities
  Current Maturities of Long-Term Debt          $    962        $  2,258        $  4,600
  Notes Payable                                    1,100                          12,665
  Accounts Payable                                 2,938           2,313           2,511
  Dividends Declared                               1,148           1,071           1,072
  Customer Deposits                                1,424           1,488           1,461
  Taxes Accrued                                    3,799           3,251           3,551
  Interest Accrued                                 1,366           1,446             592
  Deferred Purchased Gas Adjustment                2,642           1,172           1,794
  Other Liabilities                                2,890           2,244           1,898
                                                --------        --------        --------
        Total Current Liabilities                 18,269          15,243          30,144
                                                --------        --------        --------

Other Liabilities
  Accrued Pension Cost                             1,252           1,519           1,452
  Accrued Postretirement Benefit Cost              1,259             996           1,332
  Deferred Income Taxes                           11,618          11,395          10,945
  Deferred Investment Tax Credits                    403             425             418
                                                --------        --------        --------
        Total Other                               14,532          14,335          14,147
                                                --------        --------        --------
            Total Liabilities                     32,801          29,578          44,291
                                                --------        --------        --------

Capitalization
  Stockholders' Equity (Note 1)
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: June, 1999 -
      4,886,000 Shares; June 1998 -
       4,868,000 Shares; September 1998 -
       4,872,000 Shares)                              49              49              49
    Capital in Excess of Par Value                18,424          18,035          18,135
    Retained Earnings                             45,822          42,298          41,711
                                                --------        --------        --------
         Total Stockholders' Equity               64,295          60,382          59,895
  Minority Interest                                3,564           3,274           3,376
  Long-Term Debt (Less Current Maturities)        58,017          61,479          58,979
                                                --------        --------        --------
            Total Capitalization                 125,876         125,135         122,250
                                                --------        --------        --------
                 Total                          $158,677        $154,713        $166,541
                                                ========        ========        ========


See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                   Three Months            Nine Months            Twelve Months
                                                                  Ended June 30,          Ended June 30,          Ended June 30,
                                                               --------------------    --------------------    --------------------
                                                                 1999        1998        1999        1998        1999        1998
                                                               --------    --------    --------    --------    --------    --------
Operating Revenues
  Gas Revenues                                                 $ 12,260    $ 13,066    $ 53,266    $ 59,838    $ 64,199    $ 70,641
  Merchandise Sales and Jobbing                                     764         803       2,457       2,617       3,105       3,336
                                                               --------    --------    --------    --------    --------    --------
       Total Operating Revenues                                  13,024      13,869      55,723      62,455      67,304      73,977
                                                               --------    --------    --------    --------    --------    --------
Operating Expenses
  Cost of Gas                                                     2,388       3,019      14,431      21,062      16,259      23,176
  Cost of Merchandise and Jobbing                                   642         691       1,976       2,040       2,451       2,523
  Operations                                                      4,059       4,065      13,133      12,648      17,544      17,318
  Maintenance                                                       344         338       1,059       1,190       1,402       1,695
  Depreciation                                                    1,646       1,591       4,979       4,772       6,485       6,207
  Taxes, Other Than Income Taxes                                  1,138       1,147       4,354       4,555       5,391       5,549
                                                               --------    --------    --------    --------    --------    --------
       Total Operating Expenses                                  10,217      10,851      39,932      46,267      49,532      56,468
                                                               --------    --------    --------    --------    --------    --------

Operating Income                                                  2,807       3,018      15,791      16,188      17,772      17,509
                                                               --------    --------    --------    --------    --------    --------
Other Income and (Expense)
  Interest Expense                                               (1,243)     (1,358)     (3,940)     (4,176)     (5,296)     (5,649)
  Allowance for Borrowed Funds Used During Construction               8          18          29          41          48          61
  Interest Income                                                   341         339         922         967       1,168       1,212
  Minority Interest                                                (150)       (116)       (442)       (385)       (584)       (496)
                                                               --------    --------    --------    --------    --------    --------
       Total Other Income (Expense)                              (1,044)     (1,117)     (3,431)     (3,553)     (4,664)     (4,872)
                                                               --------    --------    --------    --------    --------    --------

Income Before Income Taxes                                        1,763       1,901      12,360      12,635      13,108      12,637
Income Taxes                                                        666         748       4,605       4,703       4,868       4,574
                                                               --------    --------    --------    --------    --------    --------

Income Before Cumulative Effect of Changes in Accounting
 Principles                                                       1,097       1,153       7,755       7,932       8,240       8,063
                                                               --------    --------    --------    --------    --------    --------
Cumulative Effect on Prior Years of Change in Accounting
 Method For Unbilled Revenue (Net of Income Tax Expense
 of $133)(Note 6)                                                   --          --          235         --          235         --

Cumulative Effect on Prior Years of Change in Accounting
 Method For Start-Up Costs (Net of Income Tax Benefit of
 $331)(Note 7)                                                       32         --         (584)        --         (584)        --
                                                               --------    --------    --------    --------    --------    --------
       Total Cumulative Effect of Accounting Changes
        (Net of Tax)                                                 32         --         (349)        --         (349)        --
                                                               --------    --------    --------    --------    --------    --------
Net Income                                                     $  1,129    $  1,153    $  7,406    $  7,932    $  7,891    $  8,063
                                                               ========    ========    ========    ========    ========    ========
Basic Earnings Per Share
  Income Before Cumulative Effect of Changes in
   Accounting Principle                                        $   0.22    $   0.24    $   1.59    $   1.63    $   1.69    $   1.66
  Cumulative Effect of Accounting Changes                          0.01        --         (0.07)       --         (0.07)       --
                                                               --------    --------    --------    --------    --------    --------
       Net Income                                              $   0.23    $   0.24    $   1.52    $   1.63    $   1.62    $   1.66
                                                               ========    ========    ========    ========    ========    ========
Diluted Earnings Per Share
  Income Before Cumulative Effect of Changes in
   Accounting Principle                                        $   0.22    $   0.23    $   1.57    $   1.61    $   1.67    $   1.64
  Cumulative Effect of Accounting Changes                          0.01        --         (0.07)       --         (0.07)       --
                                                               --------    --------    --------    --------    --------    --------
       Net Income                                              $   0.23    $   0.23    $   1.50    $   1.61    $   1.60    $   1.64
                                                               ========    ========    ========    ========    ========    ========
Pro Forma Amounts Assuming Retroactive Application
 of Accounting Changes
  Net Income                                                   $  1,097    $  1,013    $  7,755    $  8,018    $  8,189    $  8,088
                                                               ========    ========    ========    ========    ========    ========
  Basic Earnings Per Share                                     $   0.22    $   0.21    $   1.60    $   1.65    $   1.68    $   1.66
                                                               ========    ========    ========    ========    ========    ========
  Diluted Earnings Per Share                                   $   0.22    $   0.21    $   1.57    $   1.63    $   1.66    $   1.64
                                                               ========    ========    ========    ========    ========    ========

Cash Dividends Declared Per Share of Common Stock              $ 0.2350    $ 0.2200    $ 0.6750    $ 0.6200    $ 0.8950    $ 0.8200
                                                               ========    ========    ========    ========    ========    ========
Average Common Shares Outstanding (Note 8)
  Basic                                                           4,885       4,868       4,881       4,863       4,879       4,861
  Diluted                                                         4,931       4,925       4,931       4,928       4,928       4,922


See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)
                                   (Unaudited)

                                       Three Months           Nine Months            Twelve Months
                                      Ended June 30,         Ended June 30,          Ended June 30,
                                   -------------------     -------     -------     -------     -------
                                    1999        1998        1999        1998        1999        1998
                                   -------     -------     -------     -------     -------     -------
Balance at Beginning of Period     $45,841     $42,216     $41,711     $37,382     $42,298     $38,222
Net Income                           1,129       1,153       7,406       7,932       7,891       8,063
                                   -------     -------     -------     -------     -------     -------
     Total                          46,970      43,369      49,117      45,314      50,189      46,285
Less:  Dividends                     1,148       1,071       3,295       3,016       4,367       3,987
                                   -------     -------     -------     -------     -------     -------
Balance at End of Period           $45,822     $42,298     $45,822     $42,298     $45,822     $42,298
                                   =======     =======     =======     =======     =======     =======


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Nine Months
                                                             Ended June 30,
                                                           1999          1998
                                                         --------      --------
Cash Flows Provided by Operating Activities              $ 16,452      $ 13,071
                                                         --------      --------
Cash Flows Used In Investing Activities -
  Capital Expenditures                                     (5,979)       (5,275)
                                                         --------      --------
Cash Flows Used In Financing Activities:
  Repayment of Long-Term Debt                              (4,600)       (2,772)
  Changes in Short-Term Borrowings                        (11,565)      (10,700)
  Payment of Dividends, Net of Dividend Reinvestment       (3,006)       (2,727)
                                                         --------      --------

  Net Cash Used In Financing Activities                   (19,171)      (16,199)
                                                         --------      --------

Net Decrease in Cash and Cash Equivalents                  (8,698)       (8,403)
                                                         --------      --------

Cash and Cash Equivalents at Beginning of Period           18,515        16,260
                                                         --------      --------

Cash and Cash Equivalents at End of Period               $  9,817      $  7,857
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

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1998.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the nine month periods ended June 30, 1999 and 1998 are not indicative of the results to be expected for the full year.

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

Note 6. Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the nine months and twelve months ended June 30, 1999 was to increase net income by $268,000 ($0.055 per share, diluted) of which $235,000 ($0.05 per share, diluted), the cumulative effect of the change as of October 1, 1998, is reported as a separate component of net income. This change in accounting method has the effect of recognizing income earlier within the fiscal year but has a minimal impact on the fiscal year as a whole.

Note 7. Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) and recorded a cumulative effect of change in accounting method of $616,000 ($.13 per share, diluted) as a result of expensing organization and start-up costs previously capitalized. On November 5, 1998, Bay Gas filed a petition with the Federal Energy Regulatory Commission ("FERC") seeking authority to provide transportation-only services for both interstate and intrastate shippers. An order granting such authority was issued by the FERC on April 28, 1999. As a result of that order, and in compliance with regulatory accounting treatment, a regulatory asset was established relating to the amount of organization and start-up costs associated with providing such transportation-only services. The cumulative effect recorded as of October 1, 1998 was adjusted for these costs. After recording the regulatory asset, the adjusted cumulative effect expense, net of tax, was $584,000 ($0.12 per share, diluted). The effect on operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

Note 8. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and dilutive potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 46,000 and 57,000 for the three months ended June 30, 1999 and 1998, respectively; 50,000 and 65,000 for the nine months ended June 30, 1999 and 1998, respectively; and 49,000 and 61,000 for the twelve months ended June 30, 1999 and 1998, respectively. These differences in equivalent shares are from outstanding stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE COMPANY

     The following discussion and analysis encompasses EnergySouth, Inc. and its direct and indirect subsidiaries (collectively referred to as the "Company"). EnergySouth became the holding company for Mobile Gas Service Corporation (Mobile Gas) on February 2, 1998, and at that time Mobile Gas became a wholly-owned subsidiary. The Company, primarily through Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission
(FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

         The Company's distribution business is highly seasonal and temperature-sensitive since residential and small commercial customers use more gas during colder weather for heating. As a result, the Company's operating results in any given period historically have reflected, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider to mitigate the impact that unusually cold or warm weather has on customer billings and operating margins by reducing high gas bills in colder than normal weather and increasing gas revenues in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service. In the gas utility industry, heating degree-days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

         Net income for the three months ended June 30, 1999 and 1998 was $1,129,000 or $0.23 per share and $1,153,000 or $0.23 per share, respectively. Net income for the nine months ended June 30, 1999 and 1998 was $7,406,000 or $1.50 per share and $7,932,000 or $1.61 per share, respectively. Net income for the twelve months ended June 30, 1999 and 1998 was $7,891,000 or $1.60 per share and $8,063,000 or $1.64 per share, respectively. All references to earnings per share amounts are computed on a diluted basis. The fiscal 1999 period earnings include the effect of changes in accounting for unbilled revenues and start-up costs. In accordance with prescribed accounting rules, the amounts presented for the same prior year periods have not been adjusted. Both accounting changes are discussed in further detail within "Notes to Consolidated Financial Statements". The effect of these accounting changes on operating income components, income taxes and cumulative effect items for the three months ended June 30, 1999 was to decrease net income by $190,000 ($0.04 per share) while the effect on the fiscal 1999 nine and twelve month periods was to decrease net income by $316,000 ($0.06 per share). Assuming retroactive application of the accounting changes, earnings per share amounts for three, nine and twelve months ended June 30, 1999 would have been $0.22, $1.57 and $1.66, respectively, as compared to $0.21, $1.63 and $1.64, respectively, for the three, nine and twelve months ended June 30, 1998.

         Assuming retroactive application of the accounting changes, the increase in earnings for the three months ended June 30, 1999 compared to the prior year period is due primarily to increased revenue from gas storage operations and decreased interest expense; the decrease in earnings for the nine months ended June 30, 1999 compared to the prior year period is due primarily to moderate increases in operations expense and depreciation expense; and the increase in earnings for the twelve months ended June 30, 1999 compared to the prior year period is due primarily to increased gas storage and transportation revenues and decreased interest expense.

OPERATING REVENUES

         Gas revenues decreased $806,000 (6%), $6.6 million (11%) and $6.4 million (9%), respectively, for the three, nine and twelve months ended June 30, 1999 as compared to the same prior year periods. Included within gas revenues for each fiscal 1999 period is the effect of accruing for unbilled gas revenues at month-end while no such accrual is included within prior year periods since this new accounting method was adopted in the first quarter of fiscal 1999. Assuming retroactive application of this accounting change, gas revenues decreased $162,000 (1%) for the three months ended June 30, 1999 while the changes for the nine and twelve month periods approximated the amounts noted above. The decrease in gas revenues for the three, nine and twelve months ended June 30, 1999 is due primarily to decreased gas sales volumes of 10%, 23% and 22%, respectively, resulting from weather in Mobile Gas' service area during the winter heating season which was 37% warmer than prior year and 27% warmer than normal. The temperature adjustment rider in rates mitigated the effect on earnings of weather to a large extent, however, margins from customers who are sensitive to weather were down slightly from the prior year for the three and nine month periods. During the nine and twelve months ended June 30, 1999, revenues were lower also because of reduced rates to customers due to the pass through of lower purchased gas costs on a per unit basis.

         Gas sales revenues from large commercial and industrial customers decreased $157,000, $1,488,000 and $1,762,000, respectively, for the three, nine and twelve months ended June 30, 1999 due to warm weather, reduced rates, and several customers changing from sales to transportation agreements. Transportation revenues during the three months ended June 30, 1999 decreased $37,000 and increased $326,000 and $810,000, respectively, for the nine and twelve month periods. The addition of several new customers and certain sales customers who changed to transportation agreements resulted in the nine and twelve month period increases. Revenues from natural gas storage and transmission operations at Bay Gas increased $383,000, $238,000 and $343,000, respectively, for the three, nine and twelve months ended June 30, 1999 due primarily to several new customer contracts.

         The decrease in merchandise sales and jobbing revenues and costs for each current year period is due primarily to a decrease in appliance unit sales.

EXPENSES

         Cost of gas decreased $631,000 (21%), $6.6 million (31%) and $6.9 million (30%), respectively, for the three, nine and twelve months ended June 30, 1999 as compared to the same prior year periods. Included within each fiscal 1999 period is an accrual for cost of gas associated with unbilled gas revenues whereas the prior year periods do not reflect such an accrual. Assuming retroactive application of the accounting change for unbilled gas revenues, cost of gas decreased $252,000 (10%) for the three months ended June 30, 1999, while the decrease for the nine and twelve month periods approximated the amounts previously noted. The decrease for all periods is attributed to decreased gas sales volumes and decreased purchased gas costs on a per unit basis as described previously.

         Operations and maintenance expenses remained substantially unchanged for the three months ended June 30, 1999 as compared to the same prior year period. Operations expenses increased $485,000 and $226,000, respectively, for the nine and twelve months ended June 30, 1999 as compared to the same prior year periods due primarily to increases in the following areas: payroll and related benefits, reserve for uncollectible accounts, and selling expenses. Maintenance expenses decreased $131,000 and $293,000, respectively, for the nine and twelve months ended June 30, 1999 compared to the same prior year periods due primarily to decreased maintenance on mains and services.

         Depreciation expense increased 3% for the third quarter of fiscal 1999 and increased 4% for the nine and twelve months ended June 30, 1999 as compared to the same prior year periods due to growth in depreciable plant-in-service.

         Taxes, other than income taxes, primarily consist of state and local taxes that are based on gross revenues and fluctuate accordingly.

         Interest expense decreased 8% for the third quarter of fiscal 1999 and decreased 6% for the nine and twelve months ended June 30, 1999 as compared to the same prior year periods. These decreases resulted primarily from decreased long-term debt caused in part by the early redemption of $2,500,000 of First Mortgage Bonds, 10.25% Series, during the first quarter of fiscal 1999.

         Interest income decreased $45,000 and $44,000, respectively, for the nine and twelve months ended June 30, 1999 as compared to the same prior year periods. Interest income of $42,000 related to an income tax refund was recorded during the fiscal 1998 first quarter, whereas the fiscal 1999 periods do not include any such miscellaneous interest income. The fluctuation in interest income for each period is due primarily to financing of merchandise sales and installations and income from short-term investments.

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

         Operating activities provided cash of $16,452,000 and $13,071,000, respectively, for the nine months ended June 30,1999 and 1998. The increase in cash flow from operating activities is attributed primarily to the change in operating assets and liabilities, which reflects the timing of cash receipts and payments on receivables and payables.

         Financing activities used cash of $19,171,000 and $16,199,000 respectively, for the nine months ended June 30, 1999 and 1998. The increase in cash used by financing activities primarily reflects the early redemption of $2,500,000 of First Mortgage Bonds, 10.25% Series during the fiscal 1999 first quarter in addition to increased payments on short-term borrowings.

         Cash used in investing activities increased $704,000 during the nine months ended June 30, 1999 primarily as a result of the Company's regular construction program. The Company's capital needs for construction of distribution and storage facilities, purchase of equipment and other general improvements for the remainder of fiscal 1999 are estimated to be $4,100,000. Bay Gas is planning to construct an additional salt-dome cavern for storing natural gas with expanded injection and withdrawal facilities which will double the size of its storage operations. An "open season" to assess customer storage needs is being held from July 15 through August 31 to determine the ultimate size and configuration of the cavern and related facilities. The expansion of storage facilities is expected to be complete by September 2001 and is expected to be funded through the debt and/or equity markets. Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

         The Company is completing its work to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date sensitive. Programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures that could ultimately cause the Company to interrupt service or become unable to process transactions and could thereby require the Company to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management continues to devote significant attention to identifying Year 2000 issues and testing its systems for Year 2000 compliance.

         The identification, assessment, remediation and testing of the Company's computer systems have been substantially completed. As a result, the Company has made changes to its computer application programs and tested them accordingly. The state of Year 2000 readiness of hardware and software already evaluated will be monitored to maintain this readiness and to determine that there have been no subsequent changes, exclusions or disclaimers by manufacturers resulting in a loss of Year 2000 readiness. Mission critical processes have been identified and contingency plans have been developed in an effort to ensure the uninterrupted continuation of customer service. An inventory and assessment of the Company's embedded systems has been completed. The two systems for which failure of embedded systems would be critical are responsible for monitoring and controlling 1) the distribution of gas through the Company's pipeline system and 2) the underground storage facility. Both systems have been replaced with systems that are certified by the vendors to be Year 2000 compliant. The system responsible for monitoring and controlling the distribution of gas through the Company's pipeline system is undergoing final implementation and is expected to be completed by September 30, 1999.

         In addition to the remediation and testing efforts of the Company's internal systems, the Company has contacted each of its significant vendors to obtain a commitment that they are or will be Year 2000 compliant. If such assurances are not forthcoming, or if management believes for any reason that any of its significant vendors will not be Year 2000 compliant when required, management plans to either contract with other vendors that would be able to provide similar services at similar costs or have plans in place so operations will not be materially affected.

         During March 1999, the Company's Year 2000 project was subjected to a third party Readiness Review for completeness. The Company has responded to the recommendations made by the third party review which includes a limited amount of on-going testing of third party software, continued assessment and inquiry of significant vendors and finalizing contingency plans for mission critical processes. Each department within the Company has completed a written contingency plan which is now being compiled into a comprehensive plan for the Company. A steering committee of the Company's executive management has reviewed and will continue to review the Year 2000 project progress on a regular basis.

         As of June 30, 1999, the Company has incurred approximately $166,000 of remediation costs related to Year 2000 which has been expensed and expects to incur an additional $21,000 to complete the remediation costs. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so. The Company's internal costs with respect to the Year 2000 project have not been separately identified, but management believes that they are immaterial.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At June 30, 1999 the Company had approximately $58.9 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2014. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1998 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibit No.                Description
         -----------                -----------
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


                                              MOBILE GAS SERVICE CORPORATION
                                          --------------------------------------
                                                       (Registrant)


Date:      August 13, 1999                           /s/ John S. Davis
      -----------------------------       --------------------------------------
                                                         John S. Davis
                                                         President and
                                                    Chief Executive Officer



Date:      August 13, 1999                         /s/ Charles P. Huffman
      ------------------------------      --------------------------------------
                                                       Charles P. Huffman
                                                 Vice President, Chief Financial
                                                     Officer, and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         Description
-------        -----------
  27           Financial Data Schedule (EDGAR version only)*


*  Filed with the SEC and omitted from this conformed copy.