Form 10-K
period 1999-09-30
ENERGYSOUTH INC
filed 1999-12-29
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____ to ____



                                                                 Commission File
                                                                  Number 0-29604
                                                                         -------

                                EnergySouth, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

             Alabama                                                  58-2358943
-------------------------------                                  --------------
(State or other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

   2828 Dauphin Street, Mobile, Alabama                                    36606
---------------------------------------                                  -------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (334) 450-4774
                                                                   -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
      None                                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock ($.01 par value)
                          -----------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 16, 1999) was approximately $101,489,409.

     As of December 16, 1999, there were 4,898,433 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 28, 2000 are incorporated by reference into Part III.

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

     EnergySouth Services, Inc. ("Services") was incorporated in March 1983. Through Services, the Company provides contract and consulting work for utilities and industrial customers. Services owns a 51% interest in Southern Gas Transmission Company ("SGT"), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc. During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Koch Gateway Pipeline Company ("Koch"), formerly United Gas Pipe Line Company, near Flomaton, Alabama to the facilities of Alabama River Pulp Company, Inc. in Claiborne, Alabama.

     MGS Marketing Services, Inc. ("Marketing") was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

     In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

     MGS Storage Services, Inc. ("Storage"), a wholly-owned subsidiary of Mobile Gas, was incorporated on December 4, 1991. Storage holds a general partnership interest of 87 1/2% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 12 1/2% limited partnership interest is held by Olin Corporation. Bay Gas constructed an underground gas storage cavern and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

BUSINESS SEGMENTS

     The Company's operations are classified into the following business segments:

o Natural Gas Distribution - The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.

o Natural Gas Storage - The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The storage operations are located in Southwest Alabama.

o Other - Includes marketing, merchandising, and other energy-related services which are provided through Marketing, Mobile Gas, and Services, respectively, and are aggregated with the corporate operations of EnergySouth, the holding company.

     For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 1999, 1998, and 1997, please see Note 10 to the Consolidated Financial Statements on pages F-22 and F-23.

CUSTOMERS

     Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 1999, approximately 62% of the Company's gas revenues were derived from residential sales, 13% from small commercial and industrial sales, 8% from large commercial and industrial sales, 13% from transportation services, and 4% from storage and miscellaneous services. Residential sales in 1999 accounted for approximately 9% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 3%, 3% and 85%, respectively. The ten largest customers of the Company accounted for approximately 14% of the Company's gross margin in fiscal 1999, with the largest accounting for approximately 3%. Gross margin is defined here as Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income at page F-3. For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

     EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the central gulf coast and the developing gas-fired electric generation markets in the lower southeast. Bay Gas has already begun providing transportation services to two new gas-fired electric generating facilities and has contracted to provide transportation services to another that is presently under construction. Mobile Gas has also contracted to provide transportation services to two planned electric generating facilities. During 1999 Bay Gas also entered into storage contracts with electric companies which fully subscribed the remaining space in its storage cavern. In addition to the developing local electric generation market for transportation and storage services, Florida utilities are projected to add in excess of 10,000 megawatts of gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, is well positioned to serve the storage needs of that market.

GAS SUPPLY

     The Company is directly connected to three natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 1999, the Company obtained approximately 82% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

     Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for 10,000 MMBtu/day until October 31, 2000, and 13,000 MMBtu/day until June 30, 2000, through the direct connections with Mobil and Shell's processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 24,000 MMBtu/day from Koch under an agreement effective through March 31, 2002.

GAS STORAGE

     Construction of the Bay Gas storage facility was completed in 1994. At September 30, 1999, the cavern had the capacity to hold up to 3.2 BCF of natural gas. Approximately 1.1 BCF of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.1 BCF, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission and Koch which provide access to interstate markets.

     In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 1999, the storage facility's injection capacity ranged from 35,000 to 50,000 MMBtu/day depending upon cavern pressure and the withdrawal capacity was 260,000 MMBtu/day.

     Under its agreements with Olin, Bay Gas has notified Olin of its intent to develop a second cavern on the property leased from Olin. Until Bay Gas makes certain required payments to Olin prior to commencement of the construction of a second cavern, Olin has the right to increase its ownership interest in Bay Gas by an additional 12 1/2%, by purchasing from Storage such additional percentage at a price based on the book equity of Storage in Bay Gas. During fiscal 1999, Bay Gas entered into long-term storage contracts that have fully subscribed the capacity of its existing underground gas storage cavern. With the first cavern fully contracted and a growing market for storage services, Bay Gas announced on July 2, 1999 plans to develop a second underground storage facility. The second cavern is projected to cost approximately $35,000,000 and is targeted for completion in late 2001.

COMPETITION

     Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

     The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed, and the price of natural gas has remained at levels such that, in most cases, these industrial customers have chosen to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation."

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

     Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. Bay Gas is allowed by Federal Energy Regulatory Commission ("FERC") order to charge market-based rates for interstate storage services. Market-based rates allow Bay Gas to respond to market conditions and minimizes regulatory involvement in the setting of its rates for storage services. Bay Gas filed a petition with the FERC on November 5, 1998 seeking authority to provide transportation-only services for both interstate and intrastate shippers. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such services.

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

SEASONAL NATURE OF BUSINESS

     The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and

Regulation" and below under "Management's Discussion and Analysis of Results of Operations and Financial Condition" the application of a temperature rate adjustment in customers' bills beginning in November 1996 has helped to level out the effects of temperature extremes on results of operations.

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

EMPLOYEES

     Mobile Gas employed 274 full-time employees as of September 30, 1999. Of these, approximately 37% are represented by the Oil, Chemical and Atomic Workers International Union, Local No. 3-541. As of September 30, 1999 Bay Gas employed six full-time employees. The Company believes that it enjoys generally good labor relations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

     Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

     The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 2000. Officers are appointed by the Board of Directors of the Company.


                                                                        Business Experience
Name, Age, and Position                                                 During Past 5 Years
-----------------------                                                 -------------------

W. G. Coffeen, III, 53                                                  Appointed in 1998
Vice President - Corporate Development and Planning -
EnergySouth, Inc.;

Vice President - Corporate Development and Planning - Mobile Gas;       Appointed in 1998; Previously:
Director/Vice President - MGS Marketing Services, Inc.; Vice            Vice President - Marketing, Mobile Gas Service
President - MGS Storage Services, Inc.                                  Corporation (1986 - 1998)


Charles P. Huffman, 46                                                  Appointed in 1998
Vice President, Chief Financial Officer, and Treasurer -
EnergySouth, Inc.

Vice President, Chief Financial Officer,                                Appointed in January 1995;
Treasurer, and Assistant Secretary - Mobile Gas                         Previously: Chief Financial Officer
Service Corporation; Vice President/Treasurer -                         (1993-1994)
EnergySouth Services, Inc.; Director/Vice
President/Treasurer - MGS Storage Services, Inc.;
Director/Vice President/
Treasurer - MGS Marketing Services, Inc.


G. Edgar Downing, Jr., 43*                                              Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

Secretary, General Counsel and Vice President                            Appointed in 1998; Previously: Vice
of Administration -Mobile Gas Service                                    President, Secretary and General
Corporation; Director/Vice President/Secretary -                         Counsel - Mobile Gas Service
EnergySouth Services, Inc.; Director/Vice                                Corporation (1994-1998)
President/Secretary - MGS Storage Services,
Inc.; Vice President/ Secretary - MGS
Marketing Services, Inc.



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

     The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 16, 1999 there were 1,517 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:


                                 Per Share
                              Dividends Declared                       Closing Price Range
                              ------------------                       -------------------

 Fiscal Year
Quarter Ended                    1999       1998                1999                           1998
-------------                    ----       ----        --------------------         -----------------------
                                                         High           Low           High             Low

December 31                      $.220      $.200       $23.625      $18.000         $27.250          $23.688
March 31                          .220       .200        23.000       20.000          27.500           21.500
June 30                           .235       .220        20.250       18.250          24.000           20.125
September 30                      .235       .220        21.625       19.500          23.250           18.938

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

     The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements are expected to have a significant impact on the Registrant's ability to pay dividends in the future.

Item 6.  Selected Financial Data.
---------------------------------

FINANCIAL SUMMARY

Years Ended September 30,                                                     1999        1998       1997        1996      1995
------------------------                                                    -----------------------------------------------------

SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                                $ 63,889    $ 70,740   $ 69,622   $ 68,334   $ 56,204
Merchandise Sales                                                              2,827       2,920      2,678      2,674      2,576
Other                                                                          1,344       1,329      1,281      1,224        788
                                                                            -----------------------------------------------------
Total Operating Revenues                                                    $ 68,060    $ 74,989   $ 73,581   $ 72,232   $ 59,568
                                                                            -----------------------------------------------------
Income Before Cumulative Effect of Changes in Accounting Principles         $  8,624    $  8,417   $  8,126   $  8,631   $  4,028
Total Cumulative Effect of Changes in Accounting Principles                     (349)          -          -          -          -
                                                                            -----------------------------------------------------
Net Income                                                                  $  8,275    $  8,417   $  8,126   $  8,631   $  4,028
                                                                            -----------------------------------------------------
Cash Dividends Per Share of Common Stock (1)                                $   0.91    $   0.84   $   0.78   $   0.74   $   0.70
Basic Earnings Per Share of Common Stock (1):
  Income Before Cumulative Effect of Changes in Accounting Principles (1)   $   1.77    $   1.73   $   1.68   $   1.79   $   0.84
  Net Income (1)                                                            $   1.70    $   1.73   $   1.68   $   1.79   $   0.84
Diluted Earnings Per Share of Common Stock (1):
  Income Before Cumulative Effect of Changes in Accounting Principles (1)   $   1.75    $   1.71   $   1.66   $   1.78   $   0.84
  Net Income (1)                                                            $   1.68    $   1.71   $   1.66   $   1.78   $   0.84
Weighted Average Common Shares Outstanding (1):
  Basic (1)                                                                    4,884       4,865      4,844      4,826      4,812
  Diluted (1)                                                                  4,933       4,926      4,881      4,838      4,812
Total Assets                                                                $173,635    $166,541   $161,867   $150,779   $136,567
Long-Term Debt Obligations                                                  $ 58,017    $ 58,979   $ 63,580   $ 54,509   $ 57,328

STATISTICAL
Gas Revenue (in thousands):
  Sales:
    Residential                                                             $ 39,575    $ 44,725   $ 44,330   $ 43,929   $ 36,106
    Commercial and Industrial - Small                                          8,613       9,208      8,948      8,348      6,813
    Commercial and Industrial - Large                                          5,242       6,784      7,638      7,914      6,151
  Transportation                                                               8,215       8,210      6,886      6,571      6,172
  Storage (other than intercompany)                                            1,689       1,204      1,176        926        245
  Other                                                                          555         609        644        646        717
                                                                            -----------------------------------------------------
      Total                                                                 $ 63,889    $ 70,740   $ 69,622   $ 68,334   $ 56,204
                                                                            -----------------------------------------------------
Delivery to Customers (in thousand therms):
  Gas Sales:
    Residential                                                               39,866      51,493     48,099     59,403     47,992
    Commercial and Industrial - Small                                         11,781      13,231     12,338     14,148     11,669
    Commercial and Industrial - Large                                         11,683      15,169     16,975     23,252     19,536
  Transportation                                                             357,183     335,905    284,248    279,798    274,859
                                                                            -----------------------------------------------------
      Total                                                                  420,513     415,798    361,660    376,601    354,056
                                                                            -----------------------------------------------------
Customers Billed (peak month):
  Residential                                                                 95,022      95,443     95,446     95,338     94,822
  Commercial and Industrial - Small                                            5,282       5,305      5,267      5,257      5,235
  Commercial and Industrial - Large                                               92          97        101        105        108
  Transportation                                                                  37          30         30         30         29
                                                                            -----------------------------------------------------
      Total                                                                  100,433     100,875    100,844    100,730    100,194
                                                                            -----------------------------------------------------

Degree Days (2)                                                                1,196       1,889      1,487      2,030      1,331

NUMBER OF EMPLOYEES (END OF PERIOD)                                              280         281        276        276        275

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

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THE COMPANY

     The following discussion and analysis encompasses EnergySouth, Inc. and its direct and indirect subsidiaries (collectively referred to as the "Company"). EnergySouth became the holding company for Mobile Gas Service Corporation (Mobile Gas) on February 2, 1998, and at that time Mobile Gas became a wholly-owned subsidiary. The Company, primarily through Mobile Gas, is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama. Other Company subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts of Bay Gas Storage Company, Ltd. (Bay Gas) do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

     The Company's distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for heating. As a result, the Company's operating results in any given period historically have reflected, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider to mitigate the impact that unusually cold or warm weather has on customer billings and operating margins by reducing high gas bills in colder than normal weather and increasing gas revenues in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service. In the gas utility industry, heating degree-days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

     Net income before the cumulative effect of changes in accounting principles for the fiscal years ended September 30, 1999, 1998 and 1997 was $8,624,000 or $1.75 per share, $8,417,000 or $1.71 per share and $8,126,000 or $1.66 per share, respectively. All references to earnings per share amounts are computed on a diluted basis. During fiscal 1999 the Company changed its accounting for unbilled revenues to be consistent with prevailing industry practice and changed its accounting for start-up costs to comply with new accounting standards. In accordance with accounting rules, the amounts presented for 1998 and 1997 have not been adjusted. Both accounting changes are discussed in further detail within Note 1 to the Consolidated Financial Statements. The cumulative effect on prior years of the accounting changes, reported as a separate component of net income, decreased 1999 net income $349,000 ($0.07 per share). Certain operating income components of current year net income were impacted as a result of the accounting changes increasing net income $32,000 ($0.01 per share). Assuming retroactive application of the accounting changes, earnings per share amounts for fiscal 1999, 1998 and 1997 would have been $1.75, $1.72 and $1.67, respectively. The increase in pro forma earnings for 1999 compared to 1998 is due primarily to increased revenues from gas storage operations, decreased operations expenses and decreased interest expense. The increase in earnings for 1998 compared to 1997 is due primarily to increased margin on gas transportation revenues and decreased operations expenses.

OPERATING REVENUES

     Gas revenues decreased $6,851,000 (10%) in 1999 compared to 1998. Included within gas revenues for 1999 is the effect of accruing for unbilled gas revenues at month-end while no such accrual is included within 1998 and 1997 since this new accounting method was adopted in the first quarter of fiscal 1999. The effect on gas revenues of the accounting change assuming retroactive application is not materially different from amounts presented within the Consolidated Statements of Income. Gas sales revenues to residential and commercial customers decreased $5,743,000 (11%) due primarily to decreased gas sales volumes of 18% resulting from weather in Mobile Gas' service area during the heating season which was 37% warmer than prior year and 27% warmer than normal. The temperature adjustment rider in rates mitigated the effect on earnings of weather to a large degree; however, margins from customers whose usage is sensitive to weather were down slightly from prior year. Margin is a term used to describe gas revenues less related cost of gas. Revenues from temperature-sensitive customers were also lower in 1999 compared to 1998 due to lower purchased gas costs passed through to customers. Large commercial and industrial gas sales revenues decreased $1,544,000 (23%) primarily due to warm weather, reduced rates related to the pass-through of gas costs, and several customers changing from sales to transportation agreements. Gas transportation revenues, excluding Bay Gas, remained flat in 1999 compared to 1998. Revenues from natural gas storage and transportation operations at Bay Gas increased $480,000 in 1999 compared to 1998 due primarily to transporting gas to a new electric co-generation plant that began operations in 1999 and providing new storage services to a major electric utility's new gas-fired electric generating facilities in the southeast. Bay Gas has also contracted to transport gas beginning in 2000 to new gas-fired electric generators located near the Bay Gas pipeline.

     Gas revenues increased $1,118,000 (2%) in 1998 compared to 1997. Gas sales revenues to residential and commercial customers increased $655,000 (1%) due to a 7% increase in volumes resulting from weather which was 27% colder than prior year and 15% colder than normal. Gas sales revenues in 1998 from residential and commercial customers did not increase as much as expected considering the cold weather since gas revenues were impacted negatively by a decrease in the customer consumption per heating degree-day as compared to the historical average. The decline in customer usage appears to be attributed to the consistent moderate temperatures experienced throughout the fiscal 1998 heating season even though temperatures were colder than normal in terms of degree-days.

Additional margins from increased sales volumes attributed to colder weather were more than offset by the operation of Mobile Gas' temperature adjustment rider. Large commercial and industrial gas sales revenues decreased $854,000 (11%) primarily due to several customers changing from sales to transportation agreements while gas transportation revenues increased $1,324,000 (19%) as a result of this switch in addition to new transportation customers added to the distribution system.

     Merchandise sales revenues decreased $93,000 (3%) in 1999 compared to 1998 and increased $242,000 (9%) in 1998 compared to 1997. The fluctuation for both years is due primarily to record level of appliances sold in 1998.

     Other operating revenues is comprised primarily of interest income from the financing of merchandise sales and installations that occur at the Company and through trade programs and also includes revenues from non-utility jobbing work, engineering consulting, operations training and gas marketing services. Other operating revenues increased $15,000 (1%) in 1999 due primarily to increased gas marketing revenues and increased $48,000 (4%) in 1998 due primarily to increased financing income and gas marketing revenues.

OPERATING EXPENSES

     Cost of gas decreased $6,713,000 (29%) in 1999 compared to 1998 due to decreased gas sales volumes of 19% resulting from weather warmer than the prior year and decreased average cost of gas per therm sold of 3%. Cost of gas increased $1,001,000 (5%) in 1998 compared to 1997 due to increased gas sales volumes of 3% and increased average cost of gas per therm sold of 2%. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs. The difference between actual gas costs and the amount collected from its customers is included as a current asset or liability in the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income. Because cost of gas is completely recovered from the Company's customers, fluctuations in the cost of gas have no effect on gas margins.

     Cost of merchandise decreased $24,000 (1%) in 1999 and increased $268,000 (13%) in 1998 due primarily to higher merchandise sales volumes in 1998.

     Operations and maintenance expenses decreased $75,000 (0.4%) in 1999 compared to 1998 primarily due to cost control efforts, decreased advertising and sales promotion expenses, and a lower provision for uncollectible gas receivables resulting from decreased outstanding receivables due to the warm weather in 1999. Operations and maintenance expenses decreased $907,000 (5%) in 1998 compared to 1997 primarily due to decreased retirement expenses resulting from a higher return on plan assets, decreased provision for uncollectible financed receivables, and decreased other utility expenses.

     Increases in depreciation expense in 1999 and 1998 were due to increased depreciable plant in service.

     Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $230,000 (4%) in 1999 compared to 1998 due primarily to decreased license taxes resulting from lower revenues. This impact was offset partially by increased property taxes resulting from the growth of plant in service. Other taxes increased $323,000 (6%) in 1998 compared to 1997. During 1997, the Alabama Department of Revenue approved the Company's claim for refund of a business license tax that resulted in a reduction in other tax expense of $246,000.

OTHER INCOME AND EXPENSES

     Interest expense decreased $319,000 (6%) in 1999 compared to 1998 primarily as a result of decreased outstanding long-term debt caused partly by the early redemption of $2,500,000 of 10.25% First Mortgage Bonds in October 1998. This impact was offset partially by an increase in interest expense on short-term debt due to increased average short-term debt outstanding during periods of interim financing in 1999. Interest expense decreased $178,000 (3%) in 1998 compared to 1997 as a result of decreased outstanding long-term debt.

     Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased slightly in 1999 compared to 1998 due to lower short-term interest rates applied in the computations and lower balances on significant construction projects. Capitalized interest costs decreased $117,000 in 1998 compared to 1997 due to completion in August 1997 of a significant construction project to service a large industrial customer.

     Interest income decreased $4,000 in 1999 compared to 1998. Interest income of $73,000 associated with income tax refunds was recorded in 1998 while there is no such miscellaneous interest income in 1999. This impact in 1999 was offset partially by increased interest income from short-term investments resulting from higher average short-term investment balances. Interest income increased $117,000 in 1998 compared to 1997 due to the interest income associated with income tax refunds and increased income from short-term investments.

     Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests.

     Income tax expense fluctuates with the changes in income before income taxes. The Company's effective tax rate in 1999, 1998 and 1997 was 36.7%, 37.1% and 36.7%, respectively. The components of income tax expense are reflected in
Note 4 to the Consolidated Financial Statements.

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

GAS SUPPLY

     A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in our area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2002, are as follows: 2000 - $1,698,000; 2001 - $1,216,000; and 2002 - $842,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas, EnergySouth's 87.5% owned partnership. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. The Company's purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, Management believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; flow excess gas supply costs to existing customers through the purchased gas component of customers rates.

ENVIRONMENTAL

     The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 7 to the Consolidated Financial Statements for a discussion of certain environmental issues.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Cash provided by operating activities was $18.5 million, $14.6 million and $14.9 million in 1999, 1998 and 1997, respectively. The increase in cash flow from operating activities in 1999 is due to an increase in net income, adjusted for non-cash components, and the change in operating assets and liabilities which generally reflects the timing differences between years of cash receipts and payments on receivables and payables. The decrease in cash provided by operating activities in 1998 compared to 1997 is primarily due to a decrease in deferred tax expense.

     Financing activities used cash of $4.1 million and $4.7 million in 1999 and 1998, respectively, and provided cash of $1.5 million in 1997. In October 1998, the Company redeemed early $2,500,000 of 10.25% First Mortgage Bonds. Changes in short-term borrowings represent interim financing. As of September 30, 1999, 1998 and 1997, the Company had borrowings on its revolving credit agreement of $17.2 million, $12.7 million and

$10.7 million, respectively, of which $15.9 million, $12.7 million and $10.7 million, respectively, was related to the purchase of short-term federal obligations for shares tax planning purposes. These investments matured in early October of each year and the proceeds were used to repay the short-term debt. Additional funding for working capital and capital requirements was obtained in 1997 from issuance of $12 million of 7.27% First Mortgage Bonds. A majority of the funding was used to finance the construction of gas distribution facilities in order to serve a large industrial customer with whom the Company has a long-term contract to transport gas.

     Cash used in investing activities reflects the capital-intensive nature of the Company's business. During 1999, 1998 and 1997, the Company used cash for construction of distribution and storage facilities, purchases of equipment and other general improvements of $10.0 million, $7.6 million and $12.2 million, respectively. Capital expenditures related to the gas storage facility were $1,153,000, $288,000 and $831,000 in 1999, 1998 and 1997, respectively, while the remaining portion of capital expenditures for each year primarily reflects gas distribution system improvements and expansion.

     The Company expects fiscal 2000 capital expenditures relating to regular construction activity, equipment purchases and other general improvements to be approximately $10.2 million. Bay Gas is planning to construct an additional salt-dome cavern for storing 3.5 Bcf of natural gas with expanded injection and withdrawal facilities. Bay Gas expects fiscal 2000 costs relating to the additional cavern and facilities to be approximately $10.5 million. The expansion of storage facilities is expected to be complete by September 2001 and to be funded through the debt and/or equity markets. Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At September 30, 1999, excluding the borrowings under the credit agreement related to the purchase of short-term investments for shares tax planning purposes, the Company had $18.7 million available for borrowing on its revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

     The Company has substantially completed its work to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date sensitive. Programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures that could ultimately cause the Company to interrupt service or become unable to process transactions and could thereby require the Company to cease operations pending resolution of the problem. Such an eventuality would materially adversely affect the Company's business, financial condition and results of operations. Accordingly, management has devoted significant attention to identifying Year 2000 issues and testing its systems for Year 2000 compliance.

     The identification, assessment, remediation and testing of the Company's computer systems have been completed. As a result, the Company has made changes to its computer application programs and tested them accordingly. Personal computers which are not Year 2000 ready have been identified and will be replaced or removed from critical functions before the end of calendar 1999. The state of Year 2000 readiness of hardware and software already evaluated will continue to be monitored throughout 1999 to maintain this readiness and to determine that there have been no subsequent changes, exclusions or disclaimers by manufacturers resulting in a loss of Year 2000 readiness. Mission critical processes have been identified and contingency plans have been developed in an effort to ensure the uninterrupted continuation of customer service. An inventory and assessment of the Company's embedded systems has been completed. The two systems for which failure of embedded systems would be critical are responsible for monitoring and controlling 1) the distribution of gas through the Company's pipeline system and 2) the underground storage facility. Both systems have been replaced with systems that are certified by the vendors to be Year 2000 compliant.

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

     During March 1999, the Company's Year 2000 project was subjected to a third party Readiness Review for completeness. The Company has responded to the recommendations made by the third party review which includes a limited amount of on-going testing of third party software, continued assessment and inquiry of significant vendors and finalizing contingency plans for mission critical processes. Each department within the Company has completed a written contingency plan which has been compiled into a comprehensive plan for the Company. A steering committee of the Company's executive management has reviewed and will continue to review the Year 2000 project progress on a regular basis.

     As of September 30, 1999, the Company had incurred approximately $166,000 of remediation costs related to Year 2000 which was expensed and expects to incur an additional $21,000. The Company has been utilizing working capital to fund its Year 2000 compliance program and anticipates that it will continue to do so. The Company's internal costs with respect to the Year 2000 project have not been separately identified, but management believes that they are immaterial. Through our Year 2000 project analysis, the system responsible for monitoring and controlling the underground storage facilities was determined not to be Year 2000 compliant. The Company incurred and capitalized approximately $70,000 in fiscal 1999 for the replacement system. The system responsible for monitoring and controlling the distribution of gas through the Company's pipeline system was planned and scheduled for replacement as part of the Company's normal systems upgrade before the Year 2000 project was initiated. The primary reason for replacing this system was to achieve increased efficiency and functionality. The cost of this replacement has been appropriately capitalized and is excluded from the above Year 2000 costs.

     The Company has identified what it believes are the most significant worst case Year 2000 scenarios which would have a material, adverse impact on the Company. These include the ability to receive gas into our system and deliver gas to customers, the ability to communicate with customers, and the ability to bill and process payment collections on a timely basis. The most reasonably likely worst case scenario associated with the Year 2000 issues would be the Company's inability to continue to receive and distribute gas to its customers without interruption. In order to address this worst case scenario, the Company has developed contingency plans to continue to deliver gas primarily through manual intervention and other procedures should it become necessary to do so. Such procedures include back-up power supply for its critical distribution and storage operations, and if necessary, curtailment of supply. The Company's storage capacity would be used to supplement system supply in the event its suppliers are unable to make deliveries. The Company's contingency plans also include measures for communicating with emergency services and alternative methods of communicating with employees stationed at critical locations within the service territory and with employees scheduled to handle potential service calls.

     Contingency planning, risk mitigation, and testing activities will continue through the year rollover by the Company. The Company's goal is that Year 2000 issues will be addressed in a manner that will prevent such issues from having a material effect on the Company's business, financial condition and result of operations. While the Company has and will continue to pursue Year 2000 compliance, there can be no assurance that the Company and its vendors will be successful in identifying and addressing all material Year 2000 issues.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At September 30, 1999 the Company had approximately $59.0 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in this Form 10-K for the fiscal year ended September 30, 1999 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

     For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

     Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)  Financial Statements and Financial Statement Schedules

                   See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows
                   Part IV hereof.

             (3)   Exhibits - See Exhibit Index on pages E-1 through E-5.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

         (c)       Exhibits filed with this report are attached hereto.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENERGYSOUTH, INC.
                                           -----------------
                                              Registrant



December 29, 1999                     By:  /s/ Charles P. Huffman
                                           -------------------------
                                           Charles P. Huffman, Vice President,
                                           Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                                        Title                                       Date
       ---------                                        -----                                       ----


  /s/ William J. Hearin                          Director, Chairman                          December 29, 1999
------------------------------------------
William J. Hearin


  /s/ Walter L. Hovell                           Director, Vice-Chairman                     December 29, 1999
------------------------------------------
Walter L. Hovell

                                                 Director, President and
                                                 Chief Executive Officer
  /s/ John S. Davis                              (Principal Executive Officer)               December 29, 1999
------------------------------------------
John S. Davis

                                                 Vice President, Chief Financial
                                                 Officer and Treasurer (Principal
                                                 Financial and Accounting Officer)
 /s/ Charles P. Huffman                                                                      December 29, 1999
------------------------------------------
Charles P. Huffman



 /s/ Joseph G. Hollis, Jr.                       Director                                    December 29, 1999
------------------------------------------
Joseph G. Hollis, Jr.


  /s/ John C. Hope                                                 Director                  December 29, 1999
------------------------------------------
John C. Hope


  /s/ Gaylord C. Lyon                                              Director                  December 29, 1999
------------------------------------------
Gaylord C. Lyon


  /s/ S. Felton Mitchell, Jr.                                      Director                  December 29, 1999
------------------------------------------
S. Felton Mitchell, Jr.


  /s/ G. Montgomery Mitchell                                       Director                  December 29, 1999
------------------------------------------
G. Montgomery Mitchell


  /s/ F. B. Muhlfeld                                               Director                  December 29, 1999
------------------------------------------
F. B. Muhlfeld


  /s/ E. B. Peebles, Jr.                                           Director                  December 29, 1999
------------------------------------------
E. B. Peebles, Jr.


  /s/ Thomas B. Van Antwerp                                        Director                  December 29, 1999
------------------------------------------
Thomas B. Van Antwerp

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                            F-2

Consolidated Statements of Income for the years ended
         September 30, 1999, 1998 and 1997                                              F-3

Consolidated Balance Sheets, September 30, 1999 and 1998                                F-4

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 1999, 1998 and 1997                          F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 1999, 1998 and 1997                                              F-7

Notes to Consolidated Financial Statements                                              F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 1999, 1998 and 1997                               S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
EnergySouth, Inc.
Mobile, Alabama

     We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index referred to in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EnergySouth, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 /s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Atlanta, Georgia
October 29, 1999

CONSOLIDATED
STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------------
Years Ended September 30, (in thousands, except per share data)           1999        1998        1997
--------------------------------------------------------------------------------------------------------
Operating Revenues
  Gas Revenues                                                          $ 63,889    $ 70,740    $ 69,622
  Merchandise Sales                                                        2,827       2,920       2,678
  Other                                                                    1,344       1,329       1,281
                                                                        --------    --------    --------
       Total Operating Revenues                                           68,060      74,989      73,581
                                                                        --------    --------    --------
Operating Expenses
  Cost of Gas                                                             16,183      22,896      21,895
  Cost of Merchandise                                                      2,231       2,255       1,987
  Operations                                                              17,250      17,371      18,269
  Maintenance                                                              1,579       1,533       1,542
  Depreciation                                                             6,467       6,278       5,933
  Taxes, Other Than Income Taxes                                           5,362       5,592       5,269
                                                                        --------    --------    --------
       Total Operating Expenses                                           49,072      55,925      54,895
                                                                        --------    --------    --------
Operating Income                                                          18,988      19,064      18,686
                                                                        --------    --------    --------

Other Income and (Expense)
  Interest Expense                                                        (5,214)     (5,533)     (5,711)
  Allowance for Borrowed Funds Used During Construction                       49          60         177
  Interest Income                                                            315         319         202
  Minority Interest                                                         (511)       (526)       (516)
                                                                        --------    --------    --------
       Total Other Income (Expense)                                       (5,361)     (5,680)     (5,848)
                                                                        --------    --------    --------
Income Before Income Taxes                                                13,627      13,384      12,838
Income Taxes (Note 4)                                                      5,003       4,967       4,712
                                                                        --------    --------    --------
Income Before Cumulative Effect of Changes in Accounting Principles        8,624       8,417       8,126
                                                                        --------    --------    --------
Cumulative Effect on Prior Years of Change in Accounting Method For
 Unbilled Revenue (Net of Income Tax Expense of $133)(Note 1)                235          --          --

Cumulative Effect on Prior Years of Change in Accounting Method For
 Start-Up Costs (Net of Income Tax Benefit of $331)(Note 1)                 (584)         --          --
                                                                        --------    --------    --------
       Total Cumulative Effect of Accounting Changes (Net of Tax)           (349)         --          --
                                                                        --------    --------    --------
Net Income                                                              $  8,275    $  8,417    $  8,126
                                                                        ========    ========    ========
Basic Earnings Per Share:
  Income Before Cumulative Effect of Changes in Accounting Principles   $   1.77    $   1.73    $   1.68
  Cumulative Effect of Accounting Changes                                  (0.07)         --          --
                                                                        --------    --------    --------
       Net Income                                                       $   1.70    $   1.73    $   1.68
                                                                        ========    ========    ========
Diluted Earnings Per Share:
  Income Before Cumulative Effect of Changes in Accounting Principles   $   1.75    $   1.71    $   1.66
  Cumulative Effect of Accounting Changes                                  (0.07)         --          --
                                                                        --------    --------    --------
       Net Income                                                       $   1.68    $   1.71    $   1.66
                                                                        ========    ========    ========
Pro Forma Amounts Assuming Retroactive Application
 of Accounting Changes:
  Net Income                                                            $  8,624    $  8,454    $  8,150
                                                                        ========    ========    ========
  Basic Earnings Per Share                                              $   1.77    $   1.74    $   1.68
                                                                        ========    ========    ========
  Diluted Earnings Per Share                                            $   1.75    $   1.72    $   1.67
                                                                        ========    ========    ========
Average Common Shares Outstanding
  Basic                                                                    4,884       4,865       4,844
  Diluted                                                                  4,933       4,926       4,881

See Notes to Consolidated Financial Statements.

CONSOLIDATED
BALANCE SHEETS

ASSETS

-----------------------------------------------------------------------------------
September 30, (in thousands)                                  1999           1998
-----------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and Cash Equivalents                                  $  22,875    $  18,515
  Receivables
    Gas                                                          4,099        4,468
    Unbilled Revenue (Note 1)                                      886           --
    Merchandise                                                  2,921        3,021
    Other                                                          687          759
    Allowance for Doubtful Accounts                               (735)        (626)
  Materials, Supplies, and Merchandise (At Average Cost)         1,357        1,327
  Gas Stored Underground For Current Use (At Average Cost)       1,180        1,435
  Deferred Gas Costs (Note 1)                                       --          176
  Deferred Income Taxes                                          1,129        1,430
  Prepayments                                                    2,156        1,375
                                                             ---------    ---------
        Total Current Assets                                    36,555       31,880
                                                             ---------    ---------
PROPERTY, PLANT, AND EQUIPMENT (NOTE 2)                        175,768      170,894
  Less: Accumulated Depreciation and Amortization               49,855       44,872
                                                             ---------    ---------
       Property, Plant, and Equipment - Net                    125,913      126,022
  Construction Work in Progress                                  3,763        1,106
                                                             ---------    ---------
        Total Property, Plant, and Equipment                   129,676      127,128
                                                             ---------    ---------
OTHER ASSETS
  Regulatory Assets (Note 2)                                       738          909
  Merchandise Receivables Due After One Year                     5,670        5,371
  Deferred Charges                                                 996        1,253
                                                             ---------    ---------
        Total Other Assets                                       7,404        7,533
                                                             ---------    ---------
             TOTAL                                           $ 173,635    $ 166,541
                                                             =========    =========


See Notes to Consolidated Financial Statements

LIABILITIES AND CAPITALIZATION

-------------------------------------------------------------------------
September 30, (in thousands, except share data)          1999       1998
-------------------------------------------------------------------------
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 3)       $    962   $  4,600
  Notes Payable                                         17,177     12,665
  Accounts Payable                                       4,368      2,511
  Dividends Declared                                     1,150      1,072
  Customer Deposits                                      1,428      1,461
  Taxes Accrued                                          3,182      3,551
  Interest Accrued                                       1,612      1,794
  Deferred Purchased Gas Adjustment                        754        592
  Other Liabilities                                      2,851      1,898
                                                      --------   --------
          Total Current Liabilities                     33,484     30,144
                                                      --------   --------

OTHER LIABILITIES
  Accrued Pension Cost  (Note 6)                         1,189      1,452
  Accrued Postretirement Benefit Cost (Note 6)           1,112      1,332
  Deferred Income Taxes                                 11,705     10,945
  Deferred Investment Tax Credits                          392        418
                                                      --------   --------
          Total Other Liabilities                       14,398     14,147
                                                      --------   --------
               Total Liabilities                        47,882     44,291
                                                      --------   --------
  Commitments and Contingencies (Note 7)                    --         --
                                                      --------   --------
CAPITALIZATION
  Stockholders' Equity (Note 5)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares; Outstanding
     1999 - 4,894,000; 1998 - 4,872,000 Shares)             49         49
    Capital in Excess of Par Value                      18,563     18,135
    Retained Earnings                                   45,542     41,711
                                                      --------   --------
         Total Stockholders' Equity                     64,154     59,895
  Minority Interest                                      3,582      3,376
  Long-Term Debt (Less Current Maturities) (Note 3)     58,017     58,979
                                                      --------   --------
              Total Capitalization                     125,753    122,250
                                                      --------   --------
                    Total                             $173,635   $166,541
                                                      ========   ========


See Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY

                                                     Common Stock
                                                -------------------  Capital in
                                                Number of     Par    Excess of   Retained
(In thousands, except per share data)            Shares      Value   Par Value   Earnings
-------------------------------------           ---------   -------  ----------  --------
BALANCE AT SEPTEMBER 30, 1996                       4,832   $    49  $   17,347  $ 33,004
Net Income                                                                          8,126
Dividend Reinvestment Plan                             22                   399
Cash Dividends - Common Stock - $.78 per share                                     (3,748)
                                                  -------   -------  ----------  --------
BALANCE AT SEPTEMBER 30, 1997                       4,854        49      17,746    37,382
Net Income                                                                          8,417
Dividend Reinvestment Plan                             16                   369
Cash Paid in Lieu of Fractional Shares
  for Stock Conversion                                                       (6)
Exercise of Stock Options                               2                    26
Cash Dividends - Common Stock - $.84 per share                                     (4,088)
                                                  -------   -------  ----------  --------
BALANCE AT SEPTEMBER 30, 1998                       4,872        49      18,135    41,711
Net Income                                                                          8,275
Dividend Reinvestment Plan                             19                   386
Exercise of Stock Options                               3                    42
Cash Dividends - Common Stock - $.91 per share                                     (4,444)
                                                  -------   -------  ----------  --------
BALANCE AT SEPTEMBER 30, 1999                       4,894   $    49  $   18,563  $ 45,542
                                                  =======   =======  ==========  ========

See Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
CASH FLOWS

-------------------------------------------------------------------------------------------
Years Ended September 30, (in thousands)                     1999        1998        1997
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $  8,275    $  8,417    $  8,126
  Depreciation and Amortization                               6,795       6,596       6,181
  Organization and Start-Up Costs Written Off                 1,003          --          --
  Provision for Losses on Accounts Receivable                   473         534         821
  Provision for Deferred Income Taxes                         1,129         745       1,691
  Provision for Deferred Gas Cost                               176          55         (45)
  Minority Interest                                             206         391         534
  Changes in Operating Assets and Liabilities                   433      (2,177)     (2,379)
                                                           --------    --------    --------
        Net Cash Provided by Operating Activities            18,490      14,561      14,929
                                                           --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                      (10,026)     (7,642)    (12,232)
                                                           --------    --------    --------
        Net Cash Used In Investing Activities               (10,026)     (7,642)    (12,232)
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                (4,600)     (2,930)     (2,818)
  Proceeds from Issuance of Long-Term Debt                       --          --      12,000
  Changes in Short-Term Borrowings                            4,512       1,965      (4,300)
  Payment of Dividends, Net of Dividend Reinvestment         (4,016)     (3,699)     (3,349)
                                                           --------    --------    --------
        Net Cash Provided (Used) by Financing Activities     (4,104)     (4,664)      1,533
                                                           --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,360       2,255       4,230

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               18,515      16,260      12,030
                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 22,875    $ 18,515    $ 16,260
                                                           --------    --------    --------
CASH PAID DURING THE YEAR FOR:
  Interest                                                 $  5,216    $  5,558    $  5,325
                                                           --------    --------    --------
  Income Taxes                                             $  4,153    $  3,886    $  3,289
                                                           ========    ========    ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services, Inc. (Storage); MGS Marketing Services, Inc. (Marketing); an 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owner's proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated. All references to number of shares, per share amounts, stock option data and market prices presented throughout the financial statements have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth common stock, effective February 2, 1998.

DESCRIPTION OF BUSINESS

The Company is principally engaged in the distribution and storage of natural gas. Through Mobile Gas and SGT, the Company is engaged primarily in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama. The Alabama Public Service Commission
(APSC) regulates the Company's gas distribution operations. For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval.

Through Storage and Bay Gas, the Company provides for the underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through contract approval. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such services.

The Company also provides natural gas marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services.

REVENUES AND GAS COSTS

Effective October 1, 1998, the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not billed at month-end was deferred and classified as Deferred Gas Costs within the Company's Balance Sheet. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the fiscal year ended September 30, 1999 was to increase net income by $268,000, or $.055 per share of which $235,000, or $.05 per share, the cumulative effect of the change as of October 1, 1998, has been reclassified and reported as a separate component of net income.

Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules. Any over or under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company's Balance Sheet. Mobile Gas' rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company's operating margin. The adjustment is calculated monthly and applied to customer's bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential, small commercial and small industrial customers.

PROPERTY, PLANT, AND EQUIPMENT

Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $7,660,000 and $8,039,000 at September 30, 1999 and 1998,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

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

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 49,000, 61,000, and 37,000, for the years ended September 30, 1999, 1998, and 1997, respectively. These differences in equivalent shares are from outstanding stock options.

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

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 (SFAS 137)
was issued which defers the effective date of SFAS 133 for the Company until the first quarter of fiscal 2000. The Company does not anticipate that SFAS 133 will have a significant impact on the financial statements.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 established criteria for accounting for costs as operating expense when incurred, or as a capital expenditure. It provides that internal and external cost incurred to develop or obtain new software during the "application development stage" should be capitalized. Other costs, including preliminary project costs, training, data conversion, and upgrades and enhancements would be expensed under the provisions of SOP 98-1. With implementation of SOP 98-1 in fiscal 2000, the Company will begin to capitalize certain direct payroll and payroll-related costs for employees directly associated with activities defined within the "application development stage" which in the past have been expensed. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period.

Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5) and recorded a cumulative effect of change in accounting method expense of $584,000, or $0.12 per share, net of tax, as a result of expensing organization and start-up costs previously capitalized. The effect on current and future years operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform with the 1999 financial statement presentation.

2.       PROPERTY AND REGULATORY ASSETS

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                    1999       1998
                                                  --------   --------
Distribution plant                                $107,714   $103,347
General Plant                                       17,249     16,219
Storage plant                                       37,708     38,022
Transmission plant                                   3,485      3,479
Acquisition adjustment                               9,612      9,827
                                                  --------   --------
           Total property, plant, and equipment   $175,768   $170,894
                                                  --------   --------

The components of regulatory assets are as follows at September 30, (in thousands):

                                                    1999       1998
                                                  --------   --------
Income tax (Note 4)                               $    738   $    897
Other                                                   --         12
                                                  --------   --------
           Total regulatory assets                $    738   $    909
                                                  --------   --------


3.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):


                                                      1999       1998
                                                     -------   -------
Mobile Gas Service Corporation
      First Mortgage Bonds
           10.25% Series, due October 1, 2001        $    --   $ 3,500
           8.75% Series, due July 1, 2022             12,000    12,000
           7.48% Series, due July 1, 2023             12,000    12,000
           7.27% Series, due November 1, 2006         12,000    12,000
      9% Note, due May 13, 2013                        3,480     3,603
Bay Gas Storage Company, Ltd.
      8.19% Guaranteed Senior Secured Notes
       due December 1, 2014                           19,499    20,263
Southern Gas Transmission Company
      Revenue Note, Series A, due February 1, 1999
       (Interest rate of 8.05% for 1998)                  --       213
                                                     -------   -------
           Total                                      58,979    63,579
Less amounts due within one year                         962     4,600
                                                     -------   -------
           Long-term debt                            $58,017   $58,979
                                                     =======   =======


The 10.25% Series, due October 1, 2001, was called for early redemption on October 1, 1998 as allowed by the Indenture of Mortgage. As a result of the early payment of these bonds, the $3,500,000 principal amount due as of September 30, 1998 was included in current maturities of long-term debt at September 30, 1998. Other maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 1999 are as follows: 2000 - $962,000;

2001 - $2,795,000; 2002 - $2,834,000, 2003 - $2,931,000, and 2004 - $4,267,000.
The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are expected to have a significant impact on the Company's ability to pay dividends in the future. Substantially all of the property of the Company is pledged as collateral for the long-term debt.

At September 30, 1999, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 1999 and 1998 were $2.8 million and $7.3 million, respectively. The weighted average interest rates on short-term debt outstanding at September 30, 1999 and 1998 were 6.4% and 6.6%, respectively.

4.       INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):


                                                 1999        1998        1997
                                               -------     -------     -------
Current
      Federal                                  $ 3,473     $ 3,869     $ 2,750
      State                                        256         392         286
                                               -------     -------     -------
           Total Current Taxes                   3,729       4,261       3,036
                                               -------     -------     -------
Deferred
      Federal                                      983         662       1,544
      State                                        119          70         158
                                               -------     -------     -------
           Total Deferred Taxes                  1,102         732       1,702
                                               -------     -------     -------
Deferred investment tax credit
  amortization                                     (26)        (26)        (26)
                                               -------     -------     -------
           Total income tax expense              4,805       4,967       4,712
                                               -------     -------     -------
Amounts reclassified on the income statement
  to cumulative effect of accounting changes       198          --          --
                                               -------     -------     -------
Total income tax expense before cumulative
  effect of accounting changes                 $ 5,003     $ 4,967     $ 4,712
                                               =======     =======     =======

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                                 1999        1998        1997
                                               -------     -------     -------
Income tax expense at federal
  statutory rate                               $ 4,478     $ 4,550     $ 4,365
Excess of book over tax depreciation on
  pre-1981 property additions                      127         120         113
State income taxes                                 284         305         289
Other - net                                        (84)         (8)        (55)
                                               -------     -------     -------
           Total income tax expense            $ 4,805     $ 4,967     $ 4,712
                                               =======     =======     =======

Effective tax rate                                36.7%       37.1%       36.7%
                                               =======     =======     =======

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets were $738,000 and $897,000 at September 30, 1999 and 1998, respectively.

No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                 1999      1998
                                               -------   -------
Deferred tax liabilities
          Differences between book and tax
            basis of property                  $12,834   $11,797
          Prepaid insurance                        348       199
          Regulatory assets                        267       325
          Other                                     20        87
                                               -------   -------
              Total deferred tax liabilities    13,469    12,408
                                               -------   -------
Deferred tax assets
          Pension                                  430       526
          Gross receipts taxes                     526       592
          Unbilled revenue                          --       280
          Postretirement benefits                  193       223
          Purchased gas adjustment                 272       214
          Bad debts                                262       222
          Accrued vacation                         201       193
          Other                                  1,009       643
                                               -------   -------
              Total deferred tax assets          2,893     2,893
                                               -------   -------
              Net deferred tax liability       $10,576   $ 9,515
                                               -------   -------

5.       CAPITAL STOCK

The number of authorized shares of EnergySouth common stock is 10,000,000 shares. Effective February 2, 1998, shareholders of Mobile Gas received three shares of EnergySouth common stock for each two shares of Mobile Gas common stock held on that date. Cash was paid to certain shareholders in lieu of fractional shares. An amount equal to the par value of the incremental shares issued was transferred from capital in excess of par value. All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion.

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 350,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. On January 29, 1999, the stockholders approved a proposed amendment to the Plan to increase the number of shares available for issuance from 225,000 to 350,000 shares. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. During the year ended September 30, 1995, 157,500 options were granted at an option price of $14.083, representing the market price on the date of grant. During the year ended September 30, 1999, 31,500 options were granted at an option price of $22.00, representing the market price on the date of grant. Transactions under the Plan are summarized below:

As of September 30,                                1999        1998        1997
                                                 --------    --------    --------
Outstanding at beginning of year                  155,650     157,500     157,500
Exercised (at $14.083)                             (3,000)     (1,850)         --
Granted (at $22.00)                                31,500          --          --
                                                 --------    --------    --------
Outstanding at end of year                        184,150     155,650     157,500
                                                 --------    --------    --------
Exercisable at end of year                        152,650     116,275      78,750
                                                 --------    --------    --------
Remaining reserved for issuance at end of year    161,000      67,500      67,500
                                                 --------    --------    --------


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro-forma net income, the fair market value of the options at the date of grant was estimated to be $7.71 using a Black-Scholes options pricing model. The following weighted average assumptions were used for valuing the options granted during fiscal 1999: risk free interest rate of 4.65%, expected life of 10 years, stock price volatility of 45.00%, and a dividend yield of 4.20%. Had compensation cost for these options granted during 1999 been determined in accordance with SFAS 123, the Company's net income and diluted earnings per share would have been $8,249,000, or $1.67 per share for the year ended September 30, 1999.

At September 30, 1999, 263,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

The following table sets forth the funded status of the plans and the amounts recorded in the financial statements at September 30, (in thousands):

                                                            Pension             Postretirement
                                                            Benefits                Benefits
                                                      --------------------    --------------------
                                                        1999        1998       1999        1998
                                                      --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of the period         $ 18,729    $ 18,009    $  3,543    $  3,426
Service cost                                               696         599          85          82
Interest cost                                            1,390       1,299         258         249
Benefits paid                                           (1,030)       (986)       (212)       (202)
(Gain)/loss                                                341        (192)         --         (12)
                                                      --------    --------    --------    --------
Benefit obligation at the end of the period           $ 20,126    $ 18,729    $  3,674    $  3,543
                                                      --------    --------    --------    --------

CHANGE IN PLAN ASSETS
Fair value of assets at the beginning of the period   $ 30,263    $ 29,293    $  2,687    $  2,366
Benefits paid                                           (1,030)       (986)         --          --
Contributions                                               --          --         137          70
Actual return on plan assets                             2,810       1,956         284         251
                                                      --------    --------    --------    --------
Fair value of plan assets at the end of the period    $ 32,043    $ 30,263    $  3,108    $  2,687
                                                      --------    --------    --------    --------

FUNDED STATUS
Plan assets in excess of benefit obligation           $ 11,917    $ 11,534    $   (566)   $   (856)
Unrecognized net (gain)/loss                           (12,596)    (12,334)       (131)        (23)
Prior service cost not yet recognized                      351         391        (415)       (453)
Remaining unrecognized transition asset                   (861)     (1,043)         --          --
                                                      --------    --------    --------    --------
Accrued benefit cost                                  $ (1,189)   $ (1,452)   $ (1,112)   $ (1,332)
                                                      --------    --------    --------    --------

                                                                   Pension                    Postretirement
                                                                   Benefits                      Benefits
                                                           ------------------------       ----------------------
Weighted average assumptions as of
  September 30,                                            1999      1998      1997       1999     1998     1997
                                                           ----      ----      ----       ----     ----     ----
Average discount rate                                      7.5%      7.5%      7.5%       7.5%      7.5%     7.5%
Expected rate of return on plan assets                     7.5%      7.5%      7.5%       7.0%      7.0%     7.0%
Rate of compensation increase                              6.1%      6.1%      6.1%

The accumulated postretirement benefit obligation at September 30, 1999 and 1998 was determined using an assumed health care cost trend rate of 8.0% in 1999 and 8.7% in 1998, gradually declining to 5.0% in the fiscal year 2004 and thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):


                                               1-Percentage-     1-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    --------------
                                               1999     1998      1999    1998
                                               -----   -----     -----    -----
Effect on total of service and
    interest cost components                   $  30   $  26     $ (25)   $ (22)
Effect on postretirement benefit obligations     228     199      (194)    (170)



Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                                 Pension Benefits              Postretirement Benefits
                                           -----------------------------    -----------------------------
                                             1999       1998       1997       1999       1998       1997
                                           -------    -------    -------    -------    -------    -------
Service cost                               $   696    $   599    $   574    $    85    $    82    $    83
Interest cost                                1,390      1,299      1,248        258        249        240
Amortization of transition asset              (183)      (183)      (183)        --         --         --
Amortization of prior service cost              40         40         40        (38)       (38)       (38)
Amortization of unrecognized (gain)/loss      (320)      (291)      (184)        --         --         --
Expected return on plan assets              (1,886)    (1,731)    (1,554)      (177)      (156)      (118)
                                           -------    -------    -------    -------    -------    -------
Net periodic benefit cost                  $  (263)   $  (267)   $   (59)   $   128    $   137    $   167
                                           -------    -------    -------    -------    -------    -------


The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 1999, 1998, and 1997 were $137,000, $70,000, and $215,000, respectively.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions for the years ended September 30, 1999, 1998, and 1997 were $239,000, $248,000, and $255,000, respectively.

7.       COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2002, for the purchase, storage and delivery of gas supplies. Minimum payments under these contracts in the fiscal years subsequent to September 30, 1999 are as follows: 2000 - $1,698,000; 2001 - $1,216,000; and 2002 - $842,000.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from customers.

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

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments", and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of merchandise receivables is estimated based on market interest rates for similar receivables at the end of each respective year. The carrying amount of merchandise receivables, as shown below, is net of the reserve for uncollectible merchandise receivables of $581,000 and $484,000 for the years ended September 30, 1999 and 1998, respectively. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of such financial instruments are as follows at September 30, (in thousands):

                                  1999                     1998
                          ---------------------    ---------------------
                          Carrying    Estimated    Carrying   Estimated
                           Amount     Fair Value    Amount    Fair Value
                          --------    ----------   --------   ----------
Merchandise receivables   $  8,010    $    8,068   $  7,908   $    7,941
Long-term debt              58,979        61,627     63,579       72,860

9.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1999 and 1998 is summarized as follows (in thousands, except per share data):

Three Months Ended                            Dec. 31       Mar. 31      Jun. 30     Sep. 30
1999                                        ----------    ----------   ----------   ----------
----
Total operating revenues                    $   19,859    $   23,327   $   13,266   $   11,608
Total operating income                           6,130         7,325        3,043        2,490
Income before cumulative effect                  2,898         3,759        1,097          870
Cumulative effect of accounting changes           (381)           --           32           --
Net income                                       2,517         3,759        1,129          870

Basic earnings per share
  Income before cumulative effect           $     0.60    $     0.77   $     0.22   $     0.18
  Cumulative effect of accounting changes        (0.08)           --         0.01           --
    Net income                                    0.52          0.77         0.23         0.18

Diluted earnings per share
  Income before cumulative effect           $     0.59    $     0.76   $     0.22   $     0.18
  Cumulative effect of accounting changes        (0.08)           --         0.01           --
    Net income                                    0.51          0.76         0.23         0.18

1998
----

Total operating revenues                    $   20,328    $   28,766   $   14,109   $   11,786
Total operating income                           4,622         9,050        3,268        2,124
Net income                                       1,989         4,791        1,153          484

Basic earnings per share (1)                $     0.41    $     0.99   $     0.24   $     0.10
  Pro forma amounts assuming  retroactive
   application of accounting changes (1)          0.59          0.86         0.21         0.09

Diluted earnings per share (1)              $     0.40    $     0.97   $     0.23   $     0.10
  Pro forma amounts assuming retroactive
   application of accounting changes              0.58          0.84         0.21         0.09


The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

(1) The sum of the quarterly amounts does not equal the year's amount due to rounding of the quarterly amounts or a changing number of average shares.

10.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) as required for the year ended September 30, 1999. SFAS 131 requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance. The reportable segments disclosed herein were determined based on such factors as the regulatory environment and the types of products and services offered.

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The Company also provides marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services which are aggregated with EnergySouth, the holding company, and included in the Other category. For the years ended September 30, 1999, 1998, and 1997, all segments were located in Southwest Alabama.

The accounting policies of the segments are the same as those described in Note
1. Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment. Segment assets are provided as additional information and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries. Certain reclassifications have been made to conform the prior year to the current year presentation.

(NOTE 10 CONTINUED)

As of and for the year ended               Natural Gas    Natural Gas
September 30, 1999 (in thousands):         Distribution    Storage        Other       Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------
Operating revenues                          $  62,208     $   5,842      $   4,171      $  (4,161)     $  68,060
Operating expenses                             47,872         2,203          3,158         (4,161)        49,072
Operating income                               14,336         3,639          1,013             --         18,988
Cumulative effect of accounting changes           176          (399)          (126)            --           (349)
Depreciation expense                            5,446         1,019              2             --          6,467
Capital expenditures                            8,836         1,153             37             --         10,026
Property, plant, and equipment, net            95,424        34,217             35             --        129,676
Total assets                                  107,959        53,882         11,794             --        173,635


As of and for the year ended               Natural Gas    Natural Gas
September 30, 1998 (in thousands):         Distribution     Storage       Other      Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Operating revenues                          $  69,430     $   5,339     $   4,354     $  (4,134)     $  74,989
Operating expenses                             54,504         2,215         3,340        (4,134)        55,925
Operating income                               14,926         3,124         1,014            --         19,064
Depreciation expense                            5,284           994            --            --          6,278
Capital expenditures                            7,354           288            --            --          7,642
Property, plant, and equipment, net            92,402        34,726            --            --        127,128
Total assets                                  104,643        52,200         9,698            --        166,541

As of and for the year ended               Natural Gas    Natural Gas
September 30, 1997 (in thousands):         Distribution     Storage       Other      Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------
Operating revenues                          $  68,348     $   5,323     $   4,059     $  (4,149)     $  73,581
Operating expenses                             53,934         1,848         3,262        (4,149)        54,895
Operating income                               14,414         3,475           797            --         18,686
Depreciation expense                            4,974           959            --            --          5,933
Capital expenditures                           11,401           831            --            --         12,232
Property, plant, and equipment, net            90,463        35,402            --            --        125,865
Total assets                                  103,130        50,834         7,903            --        161,867

                                                                     SCHEDULE II


                       ENERGYSOUTH, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
                                 (in thousands)



      COLUMN A                       COLUMN B             COLUMN C            COLUMN D      COLUMN E
     -----------                    ----------     ---------------------     ----------     --------

                                                        ADDITIONS
                                                   --------------------
                                                    CHARGED     CHARGED
                                    BALANCE AT     TO COSTS     TO OTHER                     BALANCE
                                    BEGINNING        AND        ACCOUNTS     DEDUCTIONS      AT END
     DESCRIPTION                     OF YEAR       EXPENSES      AMOUNT        AMOUNT        OF YEAR
     -----------                    ----------     --------     --------     ----------     --------
Reserves deducted from assets
to which they apply - Allowance
for doubtful accounts:

September 30, 1999                    $ 626          $ 472                     $ 363 (1)       $ 735
September 30, 1998                    $ 536          $ 535                     $ 445 (1)       $ 626
September 30, 1997                    $ 349          $ 821                     $ 634 (1)       $ 536


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

                   Sup. Ind.
                  Dated as of           File Reference              Exhibit
                  -----------           --------------              -------
 4(a)-2             10/1/44       Reg. No. 2-5493                   7-6

 4(a)-3              7/1/52       Form 10-K for fiscal year         4(a)-3
                                  ended September 30, 1985
 4(a)-4              6/1/54                     "                   4(a)-4
 4(a)-5              4/1/57                     "                   4(a)-5
 4(a)-6              7/1/61                     "                   4(a)-6
 4(a)-7              6/1/63                     "                   4(a)-7
 4(a)-8             10/1/64                     "                   4(a)-8
 4(a)-9              7/1/72                     "                   4(a)-9
 4(a)-10             8/1/75                     "                   4(a)-10
 4(a)-11             7/1/79                     "                   4(a)-11
 4(a)-12             7/1/82                     "                   4(a)-12
 4(a)-13             7/1/86       Form 10-K for fiscal year         4(a)-13
                                  ended September 30, 1986

 4(a)-14            10/1/88       Form 10-K for fiscal year         4(a)-14
                                  ended September 30, 1989

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

10(d)-5 NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998
                  (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

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

10(g)-1           Supplemental Deferred Compensation Agreement with John S.
                  Davis dated December 10, 1999 (1)(2)

10(h)             Transportation Agreement between Mobile Gas and Mobile Energy
                  LLC dated November 12, 1999 (3)

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

10(j) Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended
                  September 30, 1992)

10(j)-1 Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (1)(2)

10(k)-1           Amended and Restated Supplemental Deferred Compensation
                  Agreement with Walter L. Hovell, dated December 11, 1992
                  (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992) (2)

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

10(o)-2 Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel
                  Corporation (3)

10(q) Guaranty Agreement by Mobile Gas Service Corporation, dated as of October 1, 1992, relating to Indenture of Bay Gas Storage
                  Company, Ltd. (incorporated by reference to Exhibit 10(q) to
                  Form 10-K for fiscal year ended September 30, 1992)

10(r)             Amended and Restated Stock Option Plan of EnergySouth, Inc.
                  (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

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

10(u) Revolving Credit Agreement dated September 30, 1999 by and among EnergySouth, Inc. as Borrower, AmSouth Bank, N.A. as
                  Agent, and AmSouth Bank, N.A., Regions Bank, Whitney National
                  Bank, South Alabama Bank, Southtrust Bank, N.A., and
                  Commonwealth National Bank as Lenders (1)

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

18 Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated
                  February 12, 1999)

21 Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest (1)

23                Consent of Deloitte & Touche LLP (1)

27                Financial Data Schedule (1)

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