Form 10-Q
period 1999-12-31
ENERGYSOUTH INC
filed 2000-02-14
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended December 31, 1999
                                         -----------------
                           Commission File No. 0-29604
                                              --------

                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Alabama                            58-2358943
       -------------------------------           ---------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)



                   2828 Dauphin Street, Mobile, Alabama   36606
               ---------------------------------------------------
               (Address of principal executive office) (Zip Code)


         Registrant's telephone number, including area code  334-450-4774
                                                             ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 10, 2000 - 4,902,138 shares.

                                ENERGYSOUTH, INC.



                                      INDEX

                                                                            Page
                                                                            No.
                                                                            -----
PART I.  Financial Information (Unaudited):


         Consolidated Balance Sheets - December 31,
         1999 and 1998 and September 30, 1999                                3-4


         Consolidated Statements of Income - Three and
         Twelve Months Ended December 31, 1999 and 1998                        5


         Consolidated Statements of Retained Earnings -
         Three and Twelve Months Ended December 31, 1999
         and 1998                                                              6


         Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 1999 and 1998                               6


         Notes to Consolidated Financial Statements                          7-9


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10-15

         Quantitative and Qualitative Disclosures About
         Market Risk                                                          15

PART II. Other Information                                                    16


Exhibit Index                                                                 18

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                              December 31,            September 30,
Assets                                                                   1999             1998             1999
                                                                    ------------------------------    -------------
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                         $       4,951    $       5,553    $      22,875
  Receivables:
    Gas                                                                     7,786            7,140            4,099
    Unbilled Revenue(Note 7)                                                4,064            3,638              886
    Merchandise                                                             3,048            3,023            2,921
    Other                                                                     737              730              687
    Allowance for Doubtful Accounts                                          (812)            (678)            (735)
  Materials, Supplies, and Merchandise (at average cost)                    1,539            1,256            1,357
  Gas Stored Underground (at average cost)                                    966            1,634            1,180
  Deferred Income Taxes                                                     1,719            1,864            1,129
  Prepayments                                                               1,769              915            1,841
                                                                    -------------    -------------    -------------

        Total Current Assets                                               25,767           25,075           36,240
                                                                    -------------    -------------    -------------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                          178,321          170,996          175,768
  Less Accumulated Depreciation and Amortization                           51,054           46,267           49,855
                                                                    -------------    -------------    -------------
      Property, Plant, and Equipment in Service - Net                     127,267          124,729          125,913

Construction Work in Progress                                               2,493            1,375            3,763
                                                                    -------------    -------------    -------------

        Total Property, Plant, and Equipment                              129,760          126,104          129,676
                                                                    -------------    -------------    -------------


OTHER ASSETS:
  Regulatory Assets                                                           611              857              738
  Merchandise Receivables Due After One Year                                5,662            5,614            5,670
  Deferred Charges                                                          1,281            1,380            1,311
                                                                    -------------    -------------    -------------

        Total Other Assets                                                  7,554            7,851            7,719
                                                                    -------------    -------------    -------------

            Total                                                   $     163,081    $     159,030    $     173,635
                                                                    =============    =============    =============



See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                          December 31,           September 30,
Liabilities and Capitalization                        1999            1998           1999
                                                 -----------------------------   -------------
                                                          (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt           $       2,746   $         971   $         962
  Notes Payable                                          4,130           4,660          17,177
  Accounts Payable                                       3,525           3,580           4,398
  Dividends Declared                                     1,152           1,072           1,150
  Customer Deposits                                      1,420           1,393           1,428
  Taxes Accrued                                          4,287           4,667           3,182
  Deferred Purchased Gas Adjustment                      1,485           1,491           1,612
  Interest Accrued                                       1,395           1,725             754
  Other Liabilities                                      2,332           1,572           2,390
                                                 -------------   -------------   -------------

          Total Current Liabilities                     22,472          21,131          33,053
                                                 -------------   -------------   -------------

OTHER LIABILITIES:
  Other Liabilities                                        478             350             431
  Accrued Pension Cost                                   1,076           1,385           1,189
  Accrued Postretirement Benefit Cost                    1,093           1,307           1,112
  Deferred Income Taxes                                 12,181          11,012          11,705
  Deferred Investment Tax Credits                          386             413             392
                                                 -------------   -------------   -------------

          Total Other                                   15,214          14,467          14,829
                                                 -------------   -------------   -------------

                 Total Liabilities                      37,686          35,598          47,882
                                                 -------------   -------------   -------------

CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares;
     Outstanding: December 1999 -
      4,898,000 Shares; December 1998 -
      4,877,000 Shares; September 1999 -
      4,894,000 Shares)                                     49              49              49
    Capital in Excess of Par Value                      18,661          18,232          18,563
    Retained Earnings                                   47,086          43,156          45,542
                                                 -------------   -------------   -------------
          Total Stockholders' Equity                    65,796          61,437          64,154
  Minority Interest                                      3,763           3,413           3,582
  Long-Term Debt (Less Current Maturities)              55,836          58,582          58,017
                                                 -------------   -------------   -------------

          Total Capitalization                         125,395         123,432         125,753
                                                 -------------   -------------   -------------

                 Total                           $     163,081   $     159,030   $     173,635
                                                 =============   =============   =============






See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                              Three Months             Twelve Months
                                                                           Ended December 31,        Ended December 31,
                                                                         ----------------------    ----------------------
                                                                            1999        1998         1999         1998
                                                                         ---------    ---------    ---------    ---------
Operating Revenues
 Gas Revenues (Note 7)                                                   $  19,650    $  18,597    $  64,944    $  70,335
 Merchandise Sales                                                             887          873        2,841        2,832
 Other                                                                         367          389        1,322        1,342
                                                                         ---------    ---------    ---------    ---------
    Total Operating Revenues                                                20,904       19,859       69,107       74,509
                                                                         ---------    ---------    ---------    ---------

Operating Expenses
 Cost of Gas                                                                 6,120        4,886       17,427       20,747
 Cost of Merchandise                                                           675          664        2,241        2,204
 Operations                                                                  4,715        4,634       17,325       17,488
 Maintenance                                                                   494          363        1,711        1,497
 Depreciation                                                                1,725        1,677        6,515        6,365
 Taxes, Other Than Income Taxes                                              1,552        1,505        5,408        5,612
                                                                         ---------    ---------    ---------    ---------
    Total Operating Expenses                                                15,281       13,729       50,627       53,913
                                                                         ---------    ---------    ---------    ---------

Operating Income                                                             5,623        6,130       18,480       20,596
                                                                         ---------    ---------    ---------    ---------

Other Income and (Expense)
  Interest Expense                                                          (1,322)      (1,408)      (5,127)      (5,563)
  Allowance for Borrowed Funds Used During Construction                         39           12           76           61
  Interest Income                                                              130           23          422          275
  Minority Interest                                                           (181)        (164)        (529)        (553)
                                                                         ---------    ---------    ---------    ---------
       Total Other Income (Expense)                                         (1,334)      (1,537)      (5,158)      (5,780)
                                                                         ---------    ---------    ---------    ---------

Income Before Income Taxes                                                   4,289        4,593       13,322       14,816

Income Taxes                                                                 1,593        1,695        4,900        5,489
                                                                         ---------    ---------    ---------    ---------

Income Before Cumulative Effect of Changes in Accounting Principles          2,696        2,898        8,422        9,327
                                                                         ---------    ---------    ---------    ---------

Cumulative Effect on Prior Years of Change in Accounting Method For
 Unbilled Revenue (Net of Income Tax of $133)(Note 7)                                       235           --          235

Cumulative Effect on Prior Years of Change in Accounting Method For
  Start-up Costs (Net of Income Tax of $(350))(Note 8)                                     (616)          32         (616)
                                                                         ---------    ---------    ---------    ---------
     Total Cumulative Effect of Accounting Changes                            --           (381)          32         (381)
                                                                         ---------    ---------    ---------    ---------
Net Income                                                               $   2,696    $   2,517    $   8,454    $   8,946
                                                                         =========    =========    =========    =========

Basic Earnings Per Share
  Income Before Cumulative Effect                                        $    0.55    $    0.60    $    1.72    $    1.92
  Cumulative Effect of Accounting Changes                                     --          (0.08)        0.01        (0.08)
                                                                         ---------    ---------    ---------    ---------
    Net Income                                                           $    0.55    $    0.52    $    1.73    $    1.84
                                                                         =========    =========    =========    =========

Diluted Earnings Per Share
  Income Before Cumulative Effect                                        $    0.54    $    0.59    $    1.70    $    1.90
  Cumulative Effect of Accounting Changes                                     --          (0.08)        0.01        (0.08)
                                                                         ---------    ---------    ---------    ---------
    Net Income                                                           $    0.54    $    0.51    $    1.71    $    1.82
                                                                         =========    =========    =========    =========

Pro Forma Amounts Assuming Retroactive Application
  of Accounting Changes
   Net Income                                                            $   2,696    $   2,898    $   8,422    $   8,504
                                                                         =========    =========    =========    =========
   Basic Earnings Per Share                                              $    0.55    $    0.60    $    1.72    $    1.75
                                                                         =========    =========    =========    =========
   Diluted Earnings Per Share                                            $    0.54    $    0.59    $    1.71    $    1.73
                                                                         =========    =========    =========    =========

Cash Dividends Declared Per Share of Common Stock                        $  0.2350    $  0.2200    $  0.9250    $  0.8600
                                                                         =========    =========    =========    =========

Average Common Shares Outstanding (Note 9)
  Basic                                                                      4,898        4,877        4,890        4,870
                                                                         =========    =========    =========    =========
  Diluted                                                                    4,947        4,927        4,938        4,926
                                                                         =========    =========    =========    =========




See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                             Three Months             Twelve Months
                                          Ended December 31,        Ended December 31,
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
Balance at Beginning of Period          $ 45,542     $ 41,711     $ 43,156     $ 38,399
Net Income                                 2,696        2,517        8,454        8,946
                                        --------     --------     --------     --------
     Total                                48,238       44,228       51,610       47,345
Less:  Dividends                           1,152        1,072        4,524        4,189
                                        --------     --------     --------     --------
Balance at End of Period                $ 47,086     $ 43,156     $ 47,086     $ 43,156
                                        ========     ========     ========     ========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                       Three Months
                                                                    Ended December 31,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ---------      ---------
Cash Flows Provided (Used) by Operating Activities               $  (1,581)     $   1,742
                                                                 ---------      ---------

Cash Flows Used In Investing Activities -
     Capital Expenditures                                           (1,845)        (1,698)
                                                                 ---------      ---------

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                                      (398)        (4,026)
     Changes in Short-Term Borrowings                              (13,047)        (8,005)
     Payment of Dividends, Net of Dividend Reinvestment             (1,053)          (975)
                                                                 ---------      ---------

     Net Cash Used by Financing Activities                         (14,498)       (13,006)
                                                                 ---------      ---------

Net Decrease in Cash and Cash Equivalents                          (17,924)       (12,962)
                                                                 ---------      ---------

Cash and Cash Equivalents at Beginning of Period                    22,875         18,515
                                                                 ---------      ---------

Cash and Cash Equivalents at End of Period                       $   4,951      $   5,553
                                                                 =========      =========




See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services (Storage); MGS Marketing Services, Inc. (Marketing); an 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal year 2000 financial statement presentation.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1999.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1999 and 1998 are not indicative of the results to be expected for the full year.

Note 4. Effective October 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company now capitalizes certain direct payroll and payroll-related costs for employees directly associated with activities defined within the "application development stage" which in the past have been expensed. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period. For the three months ended December 31, 1999, the amount of costs capitalized under SOP 98-1 was not material to the financial statements.

Note 5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 (SFAS 137) was issued which defers the effective date of SFAS 133 for the Company until October 1, 2000, the beginning of the first quarter of fiscal year 2001. The Company does not anticipate that SFAS 133 will have a significant impact on the financial statements.

Note 6. The Company is principally engaged in two reportable business segments:
Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Marketing, Mobile Gas, and Services, the Company also provides marketing, merchandising, and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other category. All segments are located in Southwest Alabama.

Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment.


As of and for the three months ended              NATURAL GAS       NATURAL GAS
December 31, 1999 (in thousands)                 DISTRIBUTION         STORAGE     OTHER       ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $ 19,100          $ 1,581    $ 1,253        $ (1,030)       $ 20,904
Operating Expenses                                    14,795              574        942          (1,030)         15,281
Operating Income (Loss)                                4,305            1,007        311                           5,623


As of and for the three months ended              NATURAL GAS       NATURAL GAS
December 31, 1998 (in thousands)                 DISTRIBUTION         STORAGE     OTHER       ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $ 18,339          $ 1,312    $ 1,262        $ (1,054)       $ 19,859
Operating Expenses                                    13,281              530        972          (1,054)         13,729
Operating Income (Loss)                                5,058              782        290                           6,130


As of and for the twelve months ended             NATURAL GAS       NATURAL GAS
December 31, 1999 (in thousands)                 DISTRIBUTION         STORAGE     OTHER        ELIMINATIONS  CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $ 62,968          $ 6,111    $ 4,163        $ (4,135)       $ 69,107
Operating Expenses                                    49,189            2,247      3,326          (4,135)         50,627
Operating Income (Loss)                               13,779            3,864        837                          18,480

As of and for the twelve months ended             NATURAL GAS       NATURAL GAS
December 31, 1998 (in thousands)                 DISTRIBUTION         STORAGE       OTHER      ELIMINATIONS  CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $ 69,110          $ 5,274    $ 4,279        $ (4,154)       $ 74,509
Operating Expenses                                    52,565            2,164      3,338          (4,154)         53,913
Operating Income (Loss)                               16,545            3,110        941                          20,596



Note 7. Effective October 1, 1998 the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not yet billed at month-end was deferred. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the three months and twelve months ended December 31, 1998 was to increase net income by $1,078,000 ($0.22 per share, diluted) of which $843,000 ($.17 per share, diluted) is included in operating income, and $235,000 ($0.05 per share, diluted), the cumulative effect of the change, is reported as a separate component of net income. In subsequent fiscal years this change in accounting method has the effect of recognizing income earlier within the fiscal year but will have a minimal impact on the fiscal year as a whole.

Note 8. Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) and recorded a cumulative effect of change in accounting method of $616,000 ($.13 per share, diluted) as a result of expensing organization and start-up costs previously capitalized. On November 5, 1998, Bay Gas filed a petition with the Federal Energy Regulatory Commission ("FERC") seeking authority to provide transportation-only services for both interstate and intrastate shippers. An order granting such authority was issued by the FERC on April 28, 1999. As a result of that order, and in compliance with regulatory accounting treatment, a regulatory asset was established relating to the amount of organization and start-up costs associated with providing such transportation-only services. This resulted in an adjustment to reduce the cumulative effect of the adoption of SOP 98-5 by $32,000, net of tax (approximately $0.01 per share). The ongoing effect on operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

Note 9. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 49,000 and 50,000 for the three months ended December 31, 1999 and 1998, respectively, and 48,000 and 56,000 for the twelve months ended December 31, 1999 and 1998, respectively. These differences in equivalent shares are from outstanding stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY

EnergySouth, Inc. (the "Company") is a holding company for a family of energy businesses. The Company, primarily through Mobile Gas Service Corporation (Mobile Gas), is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts of Bay Gas Storage Company, Ltd. (Bay Gas) do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

The Company's distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers' bills in colder than normal weather and increasing the base rate portion of customers' bills in warmer than normal weather.

Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service. In the gas utility industry, heating degree-days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

         All earnings per share amounts referred to herein are computed on a diluted basis. Net income for the three months ended December 31, 1999 was $2,696,000 or $0.54 per share as compared to net income before the cumulative effect of accounting changes for the three months ended December 31, 1998 of $2,898,000 or $0.59 per share. The decrease in first quarter earnings is due primarily to a decrease in margins on gas sales and an increase in operations and maintenance expenses. The decline in earnings from the Company's traditional distribution business was partially offset by increased earnings from Bay Gas' storage and transportation operations. Beginning October 1, 1998 the Company changed its accounting methods for unbilled gas revenues to be consistent with prevailing industry practice and for start-up costs to comply with new accounting standards (See Note 7 and Note 8 above). The cumulative effect of the respective accounting changes on prior years are reported as separate components of net income. Financial results for the twelve months ended December 31, 1999 reflect the change in accounting for the full twelve months, while results for the twelve months ended December 31, 1998 include the effect for only three months. Thus the two periods are not directly comparable since the same accounting methodology was not used consistently across the periods. Net income before the cumulative effect of accounting changes for the twelve months ended December 31, 1999 and 1998 was $8,422,000 or $1.70 per share and $9,327,000 or $1.90 per share, respectively. The change in accounting has the impact of increasing income before the cumulative effect of accounting changes approximately $830,000 or $0.17 per share for the year ended December 31, 1998. On a comparative basis, assuming retroactive application of the accounting change, net income for the twelve months ended December 31, 1998 would have been $1.73 per share compared to $1.71 per share for the twelve months ended December 31, 1999. The current year decrease of $0.02 per share on this comparative basis is due primarily to decreased margins on gas sales mitigated by improved Bay Gas earnings and decreased interest expense.

OPERATING REVENUES

Gas revenues increased $1,053,000 (6%) for the three months ended December 31, 1999 compared to the prior three-month period due to several factors. Gas sales revenues from residential and small commercial customers, commonly referred to as temperature-sensitive customers, increased $849,000 (6%) for the three-month period due to increased gas volumes sold of 23% resulting from weather that was 52% colder than prior year and near normal in terms of heating degree-days. Gas sales revenue from large commercial and industrial customers decreased $84,000 (6%) in first quarter 2000 due to a 10% decrease in gas volumes sold caused primarily by two industrial interruptible customers, who have the capability to burn alternative fuels, using less gas in their process. Transportation revenues, excluding Bay Gas transportation, increased $14,000 (1%) for the current three-month period due to increased gas volumes transported to existing customers. Bay Gas revenues, other than from Mobile Gas, from storage and transportation operations increased $295,000 (115%) during the three months ended December 31, 1999 due primarily to providing storage services for a major electric utility's new gas powered electric generating facilities in the Southeast and increased transportation services to a gas powered electric cogeneration facility which began operations in December 1998.

The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation. Management expects this trend to continue with recent developments in natural gas-fired electric generation, such as Alabama Power's installation of two gas powered electric generating units at its Plant Barry facility located north of Mobile. Bay Gas has contracted to transport up to 100,000 MMBtu of gas per day to this facility when operations begin in mid-2000. Additionally, Alabama Power has plans to install two additional units in 2001 to which Bay Gas will also transport gas. Alabama Power is also constructing a new gas powered cogeneration facility in an industrial park located within the southern portion of Mobile Gas' distribution system. Mobile Gas expects to transport approximately 40,000 MMBtu of gas per day to this facility when it becomes operational in mid-2000. Also, Mobile Gas recently entered into a contract to transport up to 54,000 MMBtu of gas per day to another electric cogeneration facility being constructed in the Mobile area. This facility is expected to be operational in early 2001.

Gas revenues decreased $5,391,000 (8%) for the twelve months ended December 31, 1999 compared to the prior year period. Assuming retroactive application of the accounting change for unbilled revenues, in which case unbilled gas revenues and related costs at December 31, 1997 would have been accrued and thus not reflected in amounts for the twelve months ended December 31, 1998, gas revenues for the twelve months ended December 31, 1999 would have decreased $1,936,000 (3%) compared to the prior year period. Of this amount, gas sales revenues from temperature-sensitive customers decreased $1,378,000 (3%) for the twelve-month period due to decreased gas volumes of 3% which was caused by weather being 2% warmer than prior year and 14% warmer than normal. Gas sales revenues from large commercial and industrial customers decreased $886,000 (15%) for the twelve months ended December 31, 1999 due to a 16% decrease in gas volumes sold. This volume decrease was caused primarily by reduced volumes associated with commercial firm customers, whose volumes were impacted by the warmer weather, and two industrial customers who switched to transportation-only service in early 1998. Transportation revenues, excluding Bay Gas transportation, decreased $301,000 (4%) for the twelve months ended December 31, 1999 due primarily to a customer's plant closing in October 1998 and a rate reduction to an industrial customer. Bay Gas revenues, other than from Mobile Gas, increased $858,000 (77%) for the twelve months ended December 31, 1999 due primarily to the same factors affecting the three-month comparison.

Gross margins on gas revenues, defined as gas revenues less related cost of gas, have decreased $181,000 (1%) and $2,071,000 (4%), respectively, for the three and twelve months ended December 31, 1999. Assuming retroactive application of the accounting change for unbilled revenues, gross margins on gas revenues decreased $582,000 (1%) for the twelve-month period. The Company utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. Despite the use of the temperature adjustment rider, margins from these customers decreased $397,000 (4%) for the three months and $746,000 (2%) for the twelve months ended December 31, 1999. The margin decrease from these customers is attributed primarily to a decrease in residential customers' gas consumption per heating degree-day, which factors into the recovery of margins through the temperature adjustment rider. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced slight declines in residential customer usage per degree day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Although this has been the overall trend, usages per degree day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold spells. Contrary to the general trend, usages per degree day during the fiscal 1999 first quarter actually trended up from prior periods while in the fiscal 2000 first quarter usages were below expectations. Gross margins from large commercial and industrial customers decreased $55,000 and $402,000, respectively, for the three and twelve months ended December 31, 1999 due to the decrease in related revenues as discussed previously. Because transportation and Bay Gas revenues do not have an associated cost of gas, the margin change on these revenues approximates the change in revenues discussed previously.

Other operating revenues are comprised primarily of interest income from the financing of merchandise sales and installations that occur at the Company and through trade programs and also includes revenues from non-utility jobbing work, engineering consulting, operations training and gas marketing services. Other operating revenues decreased $22,000 (6%) and $20,000 (1%), respectively, for the three and twelve months ended December 31, 1999 due primarily to decreased non-utility jobbing work. Additional impacts during the twelve-month period included decreased merchandise financing income that was partially offset by increased gas marketing service revenues.

OPERATING EXPENSES

Cost of gas increased $1,234,000 (25%) for the three months ended December 31, 1999 due primarily to a 23% increase in gas volume sold to temperature-sensitive customers. Cost of gas decreased $3,320,000 (16%) for the twelve months ended December 31, 1999. Assuming retroactive application of the accounting change for unbilled revenues and related costs, cost of gas for the twelve-month period ended December 31, 1999 would have decreased $1,353,000 (7%) due primarily to a 6% decrease in total gas sales volume and a 1% decrease in unit gas costs charged to customers. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs. The difference between actual gas costs and the amount collected from its customers is included as a current asset or liability in the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income. Because cost of gas is recovered from the Company's customers, fluctuations in the cost of gas have no effect on gas margins.

Operations and maintenance expenses increased $212,000 (4%) for the three months ended December 31, 1999 due primarily to increased distribution operations and maintenance expenses partly attributed to intensified leak surveying on mains and services, increased sales expenses attributed to advertising and promotional payments, and increased legal and consulting expenses attributed to completed arbitration proceedings on a customer's contract rate. Operations and maintenance expenses increased $51,000 (0.3%) for the twelve months ended December 31, 1999 due to factors impacting the fiscal 2000 first quarter which were partially offset by decreased uncollectible accounts expense.

Depreciation expense increased $48,000 (3%) and $150,000 (2%), respectively, for the three and twelve months ended December 31, 1999 due primarily to increased depreciable plant in service.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $47,000 (3%) in the fiscal 2000 first quarter and decreased $204,000 (4%) for the twelve-month period due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

Interest expense decreased $86,000 (6%) and $436,000 (8%), respectively, for the three and twelve months ended December 31, 1999 due in part to the early redemption of $2,500,000 of 10.25% First Mortgage Bonds in October 1998. In conjunction with the early redemption of this debt, the Company incurred an early redemption fee of approximately $73,000 and also expensed the remaining amount of unamortized debt premium of approximately $7,900.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $27,000 and $15,000, respectively, for the three and twelve months ended December 31, 1999 due primarily to an increase of capital projects in the first quarter of fiscal 2000.

Interest income increased $107,000 and $147,000, respectively, for the three and twelve months ended December 31, 1999 due primarily to increased interest income on temporary investments, particularly with respect to Bay Gas as a result of its improved financial position. Also during the past year, the Company implemented improved cash management procedures to maximize the use of available funds.

Income tax expense decreased 102,000 (6%) and $589,000 (11%), respectively, for the three and twelve months ended December 31, 1999, primarily in relation to changes in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities used cash of $1,581,000 for the three months ended December 31, 1999 compared to providing cash of $1,742,000 for the prior year first quarter. The decrease in cash flow from operating activities was due to a decrease in net income adjusted for non-cash components such as depreciation, write-off of organization and start-up costs, deferred taxes, and other components. Other impacts decreasing cash on a comparative basis include timing differences between receipts and payments on receivables and payables, reduced collection of gas costs from customers, and increased inventory balances attributed to Year 2000 contingency planning.

Financing activities used cash of $14,498,000 and $13,006,000, respectively, for the three months ended December 31, 1999 and 1998. The increase in cash used by financing activities during the three months ended December 31, 1999 was primarily due to increased payments on short-term borrowings. In September 1999, the Company purchased short-term federal obligations for tax planning purposes. These investments matured in October 1999 and the proceeds were used to repay the related debt. The increased payments on short-term borrowings were partially offset by a decrease in payments on long-term debt during the quarter ended December 31, 1999 due to the early redemption in October 1998 of $2,500,000 of 10.25% First Mortgage Bonds.

Investing activities used cash of $1,845,000 and $1,698,000, respectively, for the three months ended December 31, 1999 and 1998 primarily as a result of the Company's regular construction program. The Company's capital needs relating to its regular construction program, equipment purchases, and other general improvements for the remainder of fiscal 2000 is estimated to be $9,750,000. Bay Gas is planning to construct an additional salt-dome cavern for storing 3.5 billion cubic feet (Bcf) of natural gas with expanded injection and withdrawal facilities. Bay Gas expects to spend $30 to $35 million on this project which will take more than two years to complete. Funding will come from internal cash generation and the debt and/or equity markets. Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement of which $15,900,000 is available for borrowing at December 31, 1999. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

YEAR 2000

Prior to January 1, 2000, the Company devoted significant attention to identifying, evaluating and testing the ability of its computerized information systems to accurately process information that may be date sensitive. As of February 11, 2000, the Company had not experienced any Year 2000 problems and is not aware of any significant problems encountered by its customers, service providers and vendors. Based on the preparation and analysis undertaken by the Company before, during, and after December 31, 1999, the Company does not anticipate that Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. Through December 31, 1999, the Company had incurred approximately $204,000 for remediation costs related to Year 2000 issues and does not expect to incur significant costs in the future. The Company will continue to monitor Year 2000 related issues.

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, and specific conditions in the Company's service area. Additional factors that may impact forward-looking statements include the Company's dependence on external suppliers, partners, operators, service providers, and governmental agencies.


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At December 31, 1999 the Company had approximately $58.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1999 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


     (a) The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 28, 2000.

     (b) The following nominees were re-elected as Directors of the Company, to serve until the 2003 Annual Meeting of Stockholders, by the votes indicated:


     Nominee                     For         Against
     ----------------------   ---------      -------
     John C. Hope, III        4,361,292      21,662
     S. Felton Mitchell, Jr   4,358,970      23,984
     Thomas B. VanAntwerp     4,362,064      20,890

     The following nominee was elected to a new director position, created by the increase in the number of directors from eleven to twelve, to Serve until the 2003 Annual Meeting of Stockholders, by the votes indicated:

     Nominee                     For         Against
     ----------------------   ---------      -------
     Judy A. Marston          4,347,609       35,344

     The following nominee was elected to fill the vacancy created by the resignation of Joseph G. Hollis, Jr. from the Board effective January 28, 2000 and to Serve until the 2002 Annual Meeting of Stockholders, by the votes indicated:

     Nominee                     For         Against
     ----------------------   ---------      -------
     Harris V. Morrissette    4,362,023       20,931

     The other Directors of the Company whose terms of office continued after the 1999 Annual Meeting are as indicated below:


                                                    To Serve Until the Annual
     Director                                   Meeting of Stockholders in the year
     -----------------------                    -----------------------------------
     John S. Davis                                              2001
     Walter L. Hovell                                           2001
     G. Montgomery Mitchell                                     2001
     F. B. Muhlfeld                                             2001
     William J. Hearin                                          2002
     Gaylord C. Lyon                                            2002
     E. B. Peebles, Jr                                          2002

Item 6. Exhibits and Reports on Form 8-K


       (a)   Exhibit No.           Description

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


                                               ENERGYSOUTH, INC.
                                  (Successor to Mobile Gas Service Corporation)
                                  ---------------------------------------------
                                                  (Registrant)



Date:   February 14, 2000                      /s/ John S. Davis
    -------------------------             -------------------------------------
                                                   John S. Davis
                                                   President and
                                             Chief Executive Officer



Date:   February 14, 2000                      /s/ Charles P. Huffman
      -------------------------         ---------------------------------------
                                                   Charles P. Huffman
                                             Vice President, Chief Financial
                                                 Officer, and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
   27                      Financial Data Schedule (EDGAR version only)