Form 10-Q
period 2000-03-31
ENERGYSOUTH INC
filed 2000-05-15
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 2000
                                          --------------

                           Commission File No. 0-29604
                                               -------


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Alabama                                58-2358943
    -------------------------------                --------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)



                2828 Dauphin Street, Mobile, Alabama     36606
               -------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

Common stock ($.01 par value) outstanding at May 9, 2000 - 4,939,501 shares.

                                ENERGYSOUTH, INC.



                                      INDEX

                                                                                      Page No.
                                                                                      --------

PART I.  Financial Information:

         Consolidated Balance Sheets - March 31,
         2000 and 1999 and September 30, 1999                                           3 - 4


         Consolidated Statements of Income - Three, Six and
         Twelve Months Ended March 31, 2000 and 1999                                       5


         Consolidated Statements of Retained Earnings - Three,
         Six and Twelve Months Ended March 31, 2000
         and 1999                                                                          6


         Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 2000 and 1999                                              6


         Notes to Consolidated Financial Statements                                     7 - 9


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 10 - 15

         Quantitative and Qualitative Disclosures About
         Market Risk                                                                      16


PART II. Other Information                                                                17


Exhibit Index                                                                             18

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                        March 31,                    September 30,
                                                                               2000                  1999                1999
                                                                             -------------------------------         -------------
                                                                                       (Unaudited)

Assets

CURRENT ASSETS:
  Cash and Cash Equivalents                                                    $ 8,886               $ 8,700            $ 22,875
  Receivables:
    Gas                                                                          7,532                 6,947               4,099
    Unbilled Revenue                                                             1,442                 1,767                 886
    Merchandise                                                                  2,973                 3,007               2,921
    Other                                                                          893                   690                 687
    Less Allowance for Doubtful Accounts                                          (871)                 (814)               (735)
  Materials, Supplies, and Mdse (at average cost)                                1,600                 1,488               1,357
  Gas Stored Underground for Current Use (at average cost)                       1,111                   628               1,180
  Deferred Income Taxes                                                          1,886                 2,573               1,129
  Prepayments                                                                    1,587                   674               1,841
                                                                             ---------             ---------           ---------

        Total Current Assets                                                    27,039                25,660              36,240
                                                                             ---------             ---------           ---------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                               179,246               172,067             175,768
  Less: Accumulated Depreciation and Amortization                               52,513                47,599              49,855
                                                                             ---------             ---------           ---------
    Property, Plant, and Equipment in Service - Net                            126,733               124,468             125,913

  Construction Work in Progress                                                  2,882                 1,585               3,763
                                                                             ---------             ---------           ---------

      Total Property, Plant, and Equipment - Net                               129,615               126,053             129,676
                                                                             ---------             ---------           ---------

OTHER ASSETS:
  Regulatory Asset                                                                 561                   805                 738
  Merchandise Receivables Due After One Year                                     5,521                 5,584               5,670
  Deferred Charges                                                               1,312                 1,324               1,311
                                                                             ---------             ---------           ---------

     Total Other Assets                                                          7,394                 7,713               7,719
                                                                             ---------             ---------           ---------

            Total                                                            $ 164,048             $ 159,426           $ 173,635
                                                                             =========             =========           =========


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                           March 31,           September 30,
                                                      2000           1999          1999
                                                   ------------------------    -------------
                                                         (Unaudited)

Liabilities and Capitalization

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt             $   2,746      $     918      $     962
  Notes Payable                                          710             --         17,177
  Accounts Payable                                     3,690          3,237          4,368
  Dividends Declared                                   1,152          1,074          1,150
  Customer Deposits                                    1,479          1,456          1,428
  Taxes Accrued                                        4,259          4,240          3,182
  Interest Accrued                                     1,685          1,721          1,612
  Deferred Purchased Gas Adjustment                    2,295          3,337            754
  Other Liabilities                                    1,654          1,812          1,723
                                                   ---------      ---------      ---------
        Total Current Liabilities                     19,670         17,795         32,356
                                                   ---------      ---------      ---------

OTHER LIABILITIES:
  Other Liabilities                                    1,356          1,062          1,128
  Accrued Pension Cost                                   964          1,319          1,189
  Accrued Postretirement Benefit Cost                  1,076          1,283          1,112
  Deferred Income Taxes                               12,129         11,305         11,705
  Deferred Investment Tax Credits                        379            408            392
                                                   ---------      ---------      ---------

        Total Other                                   15,904         15,377         15,526
                                                   ---------      ---------      ---------
            Total Liabilities                         35,574         33,172         47,882
                                                   ---------      ---------      ---------

CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: March, 2000 -
       4,902,000 Shares; March, 1999 -
       4,881,000 Shares; September , 1999 -
       4,894,000 Shares)                                  49             49             49
    Capital in Excess of Par Value                    18,743         18,326         18,563
    Retained Earnings                                 50,104         45,841         45,542
                                                   ---------      ---------      ---------
         Total Stockholders' Equity                   68,896         64,216         64,154
  Minority Interest                                    3,742          3,456          3,582
  Long-Term Debt (Less Current Maturities)            55,836         58,582         58,017
                                                   ---------      ---------      ---------

            Total Capitalization                     128,474        126,254        125,753
                                                   ---------      ---------      ---------

                 Total                             $ 164,048      $ 159,426      $ 173,635
                                                   =========      =========      =========



See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                            Three Months             Six Months               Twelve Months
                                                          Ended March 31,          Ended March 31,           Ended March 31,
                                                      ---------------------     ---------------------     ---------------------
                                                        2000         1999         2000         1999         2000         1999
                                                      --------     --------     --------     --------     --------     --------

Operating Revenues
 Gas Revenues (Note 7)                                $ 23,544     $ 22,371     $ 43,194     $ 40,968     $ 66,095     $ 64,952
 Merchandise Sales                                         693          627        1,580        1,500        2,907        2,820
 Other                                                     321          329          688          718        1,315        1,322
                                                      --------     --------     --------     --------     --------     --------
    Total Operating Revenues                            24,558       23,327       45,462       43,186       70,317       69,094
                                                      --------     --------     --------     --------     --------     --------

Operating Expenses
 Cost  of Gas                                            7,270        7,156       13,390       12,042       17,539       16,889
 Cost of Merchandise                                       531          477        1,206        1,141        2,296        2,205
 Operations                                              4,882        4,650        9,598        9,284       17,557       17,907
 Maintenance                                               492          352          986          715        1,850        1,396
 Depreciation                                            1,710        1,656        3,435        3,333        6,570        6,430
 Taxes, Other Than Income Taxes                          1,762        1,711        3,313        3,216        5,459        5,400
                                                      --------     --------     --------     --------     --------     --------
    Total Operating Expenses                            16,647       16,002       31,928       29,731       51,271       50,227
                                                      --------     --------     --------     --------     --------     --------

Operating Income                                         7,911        7,325       13,534       13,455       19,046       18,867
                                                      --------     --------     --------     --------     --------     --------

Other Income and (Expense)
  Interest Expense                                      (1,291)      (1,289)      (2,586)      (2,698)      (5,102)      (5,412)
  Allowance for Borrowed Funds Used During
   Construction                                             91            9          130           21          158           57
  Interest Income                                           99           87          202          110          427          283
  Minority Interest                                       (179)        (129)        (361)        (292)        (579)        (550)
                                                      --------     --------     --------     --------     --------     --------
       Total Other Income (Expense)                     (1,280)      (1,322)      (2,615)      (2,859)      (5,096)      (5,622)
                                                      --------     --------     --------     --------     --------     --------

Income Before Income Taxes                               6,631        6,003       10,919       10,596       13,950       13,245

Income Taxes                                             2,461        2,244        4,054        3,939        5,118        4,950
                                                      --------     --------     --------     --------     --------     --------

Income Before Cumulative Effect of Changes
  in Accounting Principles                               4,170        3,759        6,865        6,657        8,832        8,295
                                                      --------     --------     --------     --------     --------     --------

Cumulative Effect on Prior Years of Change
  in Accounting Method For Unbilled Revenue
  (Net of Income Tax of $133)(Note 7)                       --           --           --          235           --          235

Cumulative Effect on Prior Years of Change
  in Accounting Method For Start-up Costs
  (Net of Income Tax of $(350))(Note 8)                     --           --           --         (616)          32         (616)
                                                      --------     --------     --------     --------     --------     --------
     Total Cumulative Effect of Accounting Changes          --           --           --         (381)          32         (381)
                                                      --------     --------     --------     --------     --------     --------
Net Income                                            $  4,170     $  3,759     $  6,865     $  6,276     $  8,864     $  7,914
                                                      ========     ========     ========     ========     ========     ========

Basic Earnings Per Share
  Income Before Cumulative Effect                     $   0.85     $   0.77     $   1.40     $   1.37     $   1.80     $   1.70
  Cumulative Effect of Accounting Changes                   --           --           --        (0.08)        0.01        (0.08)
                                                      --------     --------     --------     --------     --------     --------
    Net Income                                        $   0.85     $   0.77     $   1.40     $   1.29     $   1.81     $   1.62
                                                      ========     ========     ========     ========     ========     ========

Diluted Earnings Per Share
  Income Before Cumulative Effect                     $   0.84     $   0.76     $   1.39     $   1.35     $   1.78     $   1.69
  Cumulative Effect of Accounting Changes                   --           --           --        (0.08)        0.01        (0.08)
                                                      --------     --------     --------     --------     --------     --------
    Net Income                                        $   0.84     $   0.76     $   1.39     $   1.27     $   1.79     $   1.61
                                                      ========     ========     ========     ========     ========     ========

Pro Forma Amounts Assuming Retroactive
  Application of Accounting Changes
   Net Income                                         $  4,170     $  3,759     $  6,865     $  6,657     $  8,832     $  8,103
                                                      ========     ========     ========     ========     ========     ========
   Basic Earnings Per Share                           $   0.85     $   0.77     $   1.40     $   1.37     $   1.80     $   1.66
                                                      ========     ========     ========     ========     ========     ========
   Diluted Earnings Per Share                         $   0.84     $   0.76     $   1.39     $   1.35     $   1.79     $   1.64
                                                      ========     ========     ========     ========     ========     ========

Cash Dividends Declared Per Share of Common Stock     $ 0.2350     $ 0.2200     $ 0.4700     $ 0.4400     $ 0.9400     $ 0.8800
                                                      ========     ========     ========     ========     ========     ========

Average Common Shares Outstanding (Note 9)
  Basic                                                  4,902        4,881        4,900        4,879        4,895        4,874
                                                      ========     ========     ========     ========     ========     ========
  Diluted                                                4,940        4,933        4,943        4,930        4,940        4,927
                                                      ========     ========     ========     ========     ========     ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)



                                                 Three Months            Six Months            Twelve Months
                                               Ended March 31,         Ended March 31,        Ended March 31,
                                            --------------------    --------------------    --------------------
                                              2000        1999        2000        1999        2000        1999
                                            --------    --------    --------    --------    --------    --------

Balance at Beginning of Period              $ 47,086    $ 43,156    $ 45,542    $ 41,711    $ 45,841    $ 42,217
Net Income                                     4,170       3,759       6,865       6,276       8,864       7,914
                                            --------    --------    --------    --------    --------    --------
     Total                                    51,256      46,915      52,407      47,987      54,705      50,131
Less:  Dividends                               1,152       1,074       2,303       2,146       4,601       4,290
                                            --------    --------    --------    --------    --------    --------
Balance at End of Period                    $ 50,104    $ 45,841    $ 50,104    $ 45,841    $ 50,104    $ 45,841
                                            ========    ========    ========    ========    ========    ========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)


                                                                     Six Months
                                                                   Ended March 31,
                                                                  2000         1999
                                                                --------     --------

Cash Flows Provided by Operating Activities                     $  8,451     $ 12,255
                                                                --------     --------

Cash Flows Used In Investing Activities -
  Capital Expenditures                                            (3,452)      (3,369)
                                                                --------     --------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debt                                       (398)      (4,080)
  Changes in Short-Term Borrowings                               (16,467)     (12,665)
  Payment of Dividends, Net of Dividend Reinvestment              (2,123)      (1,956)
                                                                --------     --------

  Net Cash Used In Financing Activities                          (18,988)     (18,701)
                                                                --------     --------

Net Decrease in Cash and Cash Equivalents                        (13,989)      (9,815)
                                                                --------     --------

Cash and Cash Equivalents at Beginning of Period                  22,875       18,515
                                                                --------     --------

Cash and Cash Equivalents at End of Period                      $  8,886     $  8,700
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the six month periods ended March 31, 2000 and 1999 are not indicative of the results to be expected for the full year.

Note 4. Effective October 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company now capitalizes certain direct payroll and payroll-related costs for employees directly associated with activities defined within the "application development stage" which in the past have been expensed. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period. For the six months ended March 31, 2000, the amount of costs capitalized under SOP 98-1 was not material to the financial statements.

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

For the three months ended                  NATURAL GAS    NATURAL GAS
  March 31, 2000 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 22,993      $  1,582      $  1,014      $ (1,031)      $ 24,558
Operating Expenses                              16,224           668           786        (1,031)        16,647
Operating Income (Loss)                          6,769           914           228                        7,911

For the three months ended                  NATURAL GAS    NATURAL GAS
  March 31, 1999 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 22,088      $  1,336      $    956      $ (1,053)      $ 23,327
Operating Expenses                              15,702           561           792        (1,053)        16,002
Operating Income (Loss)                          6,386           775           164                        7,325

For the six months ended                    NATURAL GAS    NATURAL GAS
  March 31, 2000 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 42,093      $  3,163      $  2,268      $ (2,062)      $ 45,462
Operating Expenses                              31,020         1,242         1,728        (2,062)        31,928
Operating Income (Loss)                         11,073         1,921           540                       13,534

For the six months ended                    NATURAL GAS    NATURAL GAS
  March 31, 1999 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 40,427      $  2,648      $  2,218      $ (2,107)      $ 43,186
Operating Expenses                              28,983         1,091         1,764        (2,107)        29,731
Operating Income (Loss)                         11,444         1,557           454                       13,455

For the twelve months ended                 NATURAL GAS    NATURAL GAS
  March 31, 2000 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 63,874      $  6,337      $  4,221      $ (4,115)      $ 70,317
Operating Expenses                              49,712         2,354         3,320        (4,115)        51,271
Operating Income (Loss)                         14,162         3,983           901                       19,046

For the twelve months ended                 NATURAL GAS    NATURAL GAS
  March 31, 1999 (in thousands)             DISTRIBUTION     STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------

Operating Revenues                            $ 63,776      $  5,236      $  4,248      $ (4,166)      $ 69,094
Operating Expenses                              48,754         2,209         3,430        (4,166)        50,227
Operating Income (Loss)                         15,022         3,027           818                       18,867

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

Note 9. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 38,000 and 52,000 for the three months ended March 31, 2000 and 1999, respectively; 43,000 and 51,000 for the six months ended March 31, 2000 and 1999, respectively; and 45,000 and 53,000 for the twelve months ended March 31, 2000 and 1999, respectively. These differences in equivalent shares are from outstanding stock options.

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

RESULTS OF OPERATIONS

NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three, six and twelve months ended March 31, 2000 are based on comparison to the same period in fiscal 1999. Net income for the three months ended March 31, 2000 was $4,170,000 or $0.84 per share compared to net income of $3,759,000 or $0.76 per share for the second quarter of fiscal 1999. Net income for the six months ended March 31, 2000 was $6,865,000 or $1.39 per share compared to net income before the cumulative effect of accounting changes of $6,657,000 or $1.35 per share for the 1999 six-month period. Net income before the cumulative effect of accounting changes for the twelve months ended March 31, 2000 and 1999 was $8,832,000 or

$1.78 per share and $8,295,000 or $1.69 per share, respectively. Beginning October 1, 1998 the Company changed its accounting methods for unbilled gas revenues to be consistent with prevailing industry practice and for start-up costs to comply with new accounting standards. The cumulative effect of the respective accounting changes on prior years are reported as separate components of net income. These accounting changes are discussed in detail within Note 7 and Note 8 to the quarterly financial statements. Assuming retroactive application of such accounting changes, earnings per share amounts for the twelve months ended March 31, 2000 and 1999 would have been $1.79 per share and $1.64 per share, respectively. The increase in earnings for the three, six and twelve months ended March 31, 2000 was due primarily to increased revenues from natural gas storage and transportation operations of Bay Gas, increased margins on gas sales to temperature-sensitive utility customers in the natural gas distribution business segment and increased interest income on temporary investments. Also contributing to increased earnings for the six and twelve-month periods was a decrease in interest expense reflecting the early redemption of high rate bonds in October 1998. Increased operations and maintenance expenses during the fiscal 2000 periods partially offset the aforementioned positive impacts to earnings.

OPERATING REVENUES

Gas revenues increased $1,173,000 (5%), $2,226,000 (5%) and $1,143,000 (2%),
respectively, for the three, six and twelve months ended March 31, 2000. Comparing pro forma amounts assuming retroactive application of the accounting change for unbilled gas revenues, in which case unbilled gas revenues and related costs at March 31, 1998 would have been accrued and thus not reflected in amounts presented for the twelve months ended March 31, 1999, gas revenues would have increased $1,959,000 (3%) for the current twelve-month period.

Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their heating usage is affected to a large degree by temperatures during the heating season, increased $825,000 (5%), $1,674,000 (5%), and $1,445,000 (3%), comparing pro forma amounts, respectively, for the three, six and twelve months ended March 31, 2000, resulting primarily from increased gas volumes sold of 2%, 11% and 6%, respectively. Despite weather during the fiscal 2000 second quarter that was 9% warmer in terms of heating degree days than the second quarter of fiscal 1999, temperature-sensitive customers consumed more gas on a degree-day basis during the fiscal 2000 second quarter resulting in increased gas volumes sold to these customers. Weather during the six and twelve months ended March 31, 2000 was 14% and 11%, respectively, colder than the prior year periods resulting in increased gas usage.

Gas sales revenues from large commercial and industrial customers increased $11,000 (1%) for the three months ended March 31, 2000 due to increased gas sales volume to large commercial firm customers partially offset by decreased gas sales to industrial interruptible customers. Gas sales revenues from large commercial and industrial customers decreased $73,000 (2%) and $286,000 (5%), respectively, for the current six and twelve month periods. Excluding several gas sales to municipalities and certain other customers during the 1999 twelve-month period, which by their nature occur infrequently and have not occurred since, gas sales attributed to large commercial and industrial customers decreased $114,000 (2%) for the twelve-month comparison. Decreased gas sales revenues during the six and twelve-month periods were caused primarily by decreased gas sales to industrial interruptible customers with alternative fuel burning capability. Also impacting the twelve-month period comparison was the effect of an industrial customer which switched to transportation-only service in May 1998 and an industrial customer which closed part of its operations in November 1998. The above impacts on gas sales to large commercial and industrial customers were partially offset by the addition of several new industrial customers in fiscal year 2000.

Gas transportation revenues, excluding those of Bay Gas, increased $49,000 (2%) and $63,000 (1%), respectively, for the three and six months ended March 31, 2000 primarily due to increased volumes transported to customers. Gas transportation revenues, excluding Bay Gas, decreased $294,000 (3%) for the twelve months ended March 31, 2000 due primarily to a customer's plant closing in October 1998 and a rate reduction to an industrial customer in February 1999. Excluding the above impacts on the twelve-month comparison, gas transportation revenues increased due to increased volumes transported to customers.

Bay Gas storage and transportation revenues, other than from Mobile Gas, increased $268,000 (95%), $563,000 (105%) and $1,151,000 (108%), respectively, for the three, six and twelve months ended March 31, 2000 primarily as a result of a long-term storage contract with Southern Company that began in April 1999 and a long-term transportation contract with Florida Gas Transmission that began in December 1998. Southern Company is using Bay Gas' facilities to store gas primarily for backup service to several of its new gas powered electric generating facilities in the Southeast while Bay Gas is delivering gas received from Florida Gas Transmission to a gas powered electric cogeneration facility located off the Bay Gas pipeline. The emergence of using natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation. Management expects this trend to continue with recent developments in natural gas-fired electric generation such as Alabama Power's installation of two gas powered electric generating units at its Plant Barry facility located north of Mobile. Bay Gas has contracted to transport up to 100,000 MMBtu of gas per day to this facility when operations begin in mid-2000. Additionally, Alabama Power has plans to install two additional units in 2001 to which Bay Gas has also contracted to transport gas. Alabama Power is also constructing a new gas powered cogeneration facility in an industrial park located within the southern portion of Mobile Gas' distribution system. Mobile Gas expects to transport approximately 40,000 MMBtu of gas per day to this facility when it becomes operational in mid-2000. Also, Mobile Gas recently entered into a contract to transport up to 54,000 MMBtu of gas per day to another electric cogeneration facility being constructed in the Mobile area. This facility is expected to be operational in early 2001.

Gross margins on gas revenues, defined as gas revenues less related cost of gas, have increased $1,059,000 (7%), $878,000 (3%) and $493,000 (1%), respectively, for the three, six and twelve months ended March 31, 2000. Comparing pro forma amounts, gross margins on gas revenues would have increased $848,000 (2%) for the twelve-month period. Margins from temperature-sensitive customers increased $668,000 (6%), $271,000 (1%), and $113,000 (0.4%), on a pro forma basis, respectively, for the three, six and twelve months ended March 31, 2000 primarily as a result of an increase in gas consumption per heating degree-day during the fiscal 2000 second quarter. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial/industrial customers during the months of November through April when temperatures vary from normal. Temperatures were 30%, 18% and 18%, respectively, warmer than normal during the three, six and twelve months ended March 31, 2000. Gross margins from large commercial and industrial sales increased slightly during the three months ended March 31, 2000 primarily due to increased commercial firm sales revenues and decreased $43,000 (4%) and $85,000 (4%), respectively, for the six and twelve-month period comparison primarily due to decreased industrial interruptible gas sales revenues as discussed previously. Because gas transportation revenues and Bay Gas revenues do not have an associated cost of gas, the margin change on these revenues approximates the change in revenues discussed previously.

Other operating revenues is comprised primarily of interest income from the financing of merchandise sales and installations that occur at the Company and through trade programs and also includes revenues from appliance service work, engineering consulting, operations training and gas marketing services. Other operating revenues decreased slightly for all periods due primarily to decreases in appliance service revenues.

OPERATING EXPENSES

Cost of gas increased $114,000 (2%), $1,348,000 (11%) and $650,000 (4%), respectively, for the three, six and twelve months ended March 31, 2000. Comparing pro forma amounts assuming retroactive application of the accounting change for unbilled revenues and related costs, cost of gas would have increased $1,110,000 (7%) for the twelve-month period. Cost of gas increased for the current periods due primarily to increased total gas sales volumes of 2%, 8% and 4%, comparing pro forma amounts, respectively, for the three, six and twelve months ended March 31, 2000. The volume increases resulted primarily from the increase in gas consumption per heating degree-day during the 2000 second quarter and weather that was colder than the prior year during the current six and twelve month periods. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs. The difference between actual gas costs and the amount collected from its customers is included as a current asset or liability in the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income. Because cost of gas is completely recovered from the Company's customers, fluctuations in the cost of gas have no effect on gas margins.

Operations and maintenance expenses combined increased $372,000 (7%), $585,000 (6%) and $104,000 (0.5%), respectively, for the three, six and twelve months ended March 31, 2000. Operations expense for all periods was impacted primarily by an increase in the liability for providing future health insurance benefits for disabled employees, several of whom recently received disability status. Excluding the required reserves to expense for this liability, operations and maintenance expense combined increased 4% for the three and six months ended March 31, 2000 and decreased for the current twelve-month period. Additionally, distribution system operations and maintenance expenses, primarily associated with mains and services, and sales related expenses increased for all periods while increased legal and consulting expenses also impacted the current six and twelve-month periods. Decreased bad debt expense partially offset the above impacts on the six and twelve months ended March 31, 2000.

Depreciation expense increased for all periods ended March 31, 2000 resulting from increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $51,000 (3%), $97,000 (3%) and $59,000 (1%), respectively, for the three, six and twelve months ended March 31, 2000 due primarily to fluctuations in business license taxes associated with gas revenues.


OTHER INCOME AND EXPENSES

Interest expense increased slightly for the 2000 second quarter and decreased $112,000 (4%) and $310,000 (6%), respectively, for the six and twelve months ended March 31, 2000. The early redemption of high rate bonds in October 1998 was the primary reason for the decreased interest expense for the six and twelve-month periods.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $82,000, $109,000 and $101,000, respectively, for the three, six and twelve months ended March 31, 2000, primarily to an increase in on-going capital projects during fiscal 2000.

Interest income increased $12,000, $92,000 and $144,000, respectively, for the three, six and twelve months ended March 31, 2000 due primarily to increased interest income on temporary investments particularly attributed to Bay Gas as a result of its improved financial position. Also in January 1999, the Company implemented improved cash management procedures to maximize the use of available funds.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests.

Income tax expense increased $217,000 (10%), $115,000 (3%) and $168,000 (3%), respectively, for the three, six and twelve months ended March 31, 2000, primarily in relation to changes in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $8,451,000 for the six months ended March 31, 2000 compared to providing cash of $12,255,000 for the 1999 six-month period. The primary factors causing the decreased cash flow from operations include: a decrease in net income after considering non-cash components, a reduction in the overcollection of gas costs between the two periods, a reduction in payments received for pipeline relocations, and ordinary timing differences of receipts and payments on receivables and payables.

Financing activities used cash of $18,988,000 and $18,701,000, respectively, for the six months ended March 31, 2000 and 1999. The increase in cash used by financing activities was due to increased payments on short-term borrowings and increased dividends paid, which were partially offset by reduced payments on long-term debt. In September 1999, the Company purchased short-term federal obligations for tax planning purposes. These investments matured in early October 1999 and the proceeds were used to repay the related debt thus primarily causing the increase in payments on short-term borrowings. The increase in dividends paid during the six months ended March 31, 2000 was due primarily to a 7% increase in the dividend per share rate. The large repayment of long-term debt during the six months ended March 31, 1999 primarily reflects the early redemption in October 1998 of $2,500,000 of 10.25% First Mortgage Bonds.

Investing activities used cash of $3,452,000 and $3,369,000, respectively, for the six months ended March 31, 2000 and 1999 primarily as a result of the Company's regular construction program. The Company's capital needs relating to its regular construction program, equipment purchases, and other general improvements for the remainder of fiscal 2000 is estimated to be $10,000,000. Bay Gas is planning to construct an additional salt-dome cavern for storing 3.5 billion cubic feet (Bcf) of natural gas with expanded injection and withdrawal facilities. Bay Gas expects to spend $30 to $35 million on this project which will take more than two years to complete. Funding will come from internal cash generation and the debt and/or equity markets. Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement of which $19,290,000 is available for borrowing at March 31, 2000. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At March 31, 2000 the Company had approximately $58.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1999 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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


                                           MOBILE GAS SERVICE CORPORATION
                                           ------------------------------
                                                   (Registrant)


Date:      May 15, 2000                           /s/ John S. Davis
      -------------------------            ------------------------------------
                                                      John S. Davis
                                                      President and
                                                 Chief Executive Officer



Date:      May 15, 2000                           /s/ Charles P. Huffman
      -------------------------            ------------------------------------
                                                     Charles P. Huffman
                                               Vice President, Chief Financial
                                                   Officer, and Treasurer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

  27                  Financial Data Schedule (EDGAR version only)