Form 10-Q
period 2000-06-30
ENERGYSOUTH INC
filed 2000-08-14
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 2000
                                           -------------

                           Commission File No. 0-29604
                                               -------


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Alabama                          58-2358943
        -------------------------------          ------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)



               2828 Dauphin Street, Mobile, Alabama        36606
        ------------------------------------------------------------
              (Address of principal executive office)     (Zip Code)


         Registrant's telephone number, including area code 334-450-4774
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at August 11, 2000 - 4,911,527 shares.

                                ENERGYSOUTH, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information:

         Consolidated Balance Sheets - June 30,
         2000 and 1999 and September 30, 1999                             3 - 4


         Consolidated Statements of Income - Three, Nine and
         Twelve Months Ended June 30, 2000 and 1999                         5


         Consolidated Statements of Retained Earnings - Three,
         Nine and Twelve Months Ended June 30, 2000
         and 1999                                                           6


         Consolidated Statements of Cash Flows - Nine
         Months Ended June, 2000 and 1999                                   6


         Notes to Consolidated Financial Statements                       7 - 9


         Management's Discussion and Analysis of
         Financial Condition and Results of Operation                   10 - 15

         Quantitative and Qualitative Disclosures About
         Market Risk                                                       16

PART II. Other Information                                                 17

Exhibit Index

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                  June 30,        September 30,
ASSETS                                                      2000         1999         1999
                                                          ---------    ---------  -------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                               $   8,199    $   9,817    $  22,875
  Receivables:
    Gas                                                       5,671        5,142        4,099
    Unbilled Revenue (Note 6)                                   981          884          886
    Merchandise                                               2,983        3,013        2,921
    Other                                                       852          682          687
    Allowance for Doubtful Accounts                            (862)        (876)        (735)
  Materials, Supplies, and Merchandise (average cost)         1,852        1,228        1,357
  Gas Stored Underground for Current Use (average cost)       1,474          448        1,180
  Deferred Income Taxes                                       1,557        2,229        1,129
  Prepayments                                                 1,856        1,426        1,841
                                                          ---------    ---------    ---------
        Total Current Assets                                 24,563       23,993       36,240
                                                          ---------    ---------    ---------
PROPERTY, PLANT, AND EQUIPMENT
  Property, Plant, and Equipment                            181,919      173,416      175,768
  Less: Accumulated Depreciation and Amortization            53,802       48,941       49,855
                                                          ---------    ---------    ---------
    Property, Plant, and Equipment - Net                    128,117      124,475      125,913

  Construction Work in Progress                               1,786        2,469        3,763
                                                          ---------    ---------    ---------
      Total Property, Plant, and Equipment                  129,903      126,944      129,676
                                                          ---------    ---------    ---------
OTHER ASSETS
  Regulatory Assets                                             511          778          738
  Merchandise Receivables Due After One Year                  5,302        5,596        5,670
  Deferred Charges                                            1,402        1,366        1,311
                                                          ---------    ---------    ---------
     Total Other Assets                                       7,215        7,740        7,719
                                                          ---------    ---------    ---------
            Total                                         $ 161,681    $ 158,677    $ 173,635
                                                          =========    =========    =========


See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                  June 30,       September 30,
LIABILITIES AND CAPITALIZATION                 2000       1999       1999
                                             --------   -------- ------------
                                                (Unaudited)
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  2,795   $    962   $    962
  Notes Payable                                            1,100     17,177
  Accounts Payable                              4,147      2,938      4,368
  Dividends Declared                            1,227      1,148      1,150
  Customer Deposits                             1,443      1,424      1,428
  Taxes Accrued                                 4,119      3,799      3,182
  Interest Accrued                              1,342      1,366      1,612
  Deferred Purchased Gas Adjustment             1,549      2,642        754
  Other Liabilities                             1,068      1,792      1,723
                                             --------   --------   --------
        Total Current Liabilities              17,690     17,171     32,356
                                             --------   --------   --------
OTHER LIABILITIES
  Other Liabilities                             1,432      1,098      1,128
  Accrued Pension Cost                            851      1,252      1,189
  Accrued Postretirement Benefit Cost           1,059      1,259      1,112
  Deferred Income Taxes                        12,381     11,618     11,705
  Deferred Investment Tax Credits                 373        403        392
                                             --------   --------   --------
        Total Other                            16,096     15,630     15,526
                                             --------   --------   --------
            Total Liabilities                  33,786     32,801     47,882
                                             --------   --------   --------

CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
    Outstanding: June, 2000 -
      4,907,000 Shares; June 1999 -
      4,886,000 Shares; September 1999
      4,894,000 Shares)                            49         49         49
    Capital in Excess of Par Value             18,901     18,424     18,563
    Retained Earnings                          49,906     45,822     45,542
                                             --------   --------   --------
         Total Stockholders' Equity            68,856     64,295     64,154
  Minority Interest                             3,817      3,564      3,582
  Long-Term Debt (Less Current Maturities)     55,222     58,017     58,017
                                             --------   --------   --------
            Total Capitalization              127,895    125,876    125,753
                                             --------   --------   --------

                 Total                       $161,681   $158,677   $173,635
                                             ========   ========   ========


See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                        Three Months             Nine Months           Twelve Months
                                                        Ended June 30,          Ended June 30,         Ended June 30,
                                                     --------------------    --------------------    --------------------
                                                       2000        1999        2000       1999         2000        1999
                                                     --------    --------    --------    --------    --------    --------
Operating Revenues
 Gas Revenues (Note 7)                               $ 13,408    $ 12,239    $ 56,601    $ 53,207    $ 67,263    $ 64,135
 Merchandise Sales                                        637         700       2,217       2,201       2,844       2,784
 Other                                                    389         327       1,077       1,045       1,376       1,333
                                                     --------    --------    --------    --------    --------    --------
    Total Operating Revenues                           14,434      13,266      59,895      56,453      71,483      68,252
                                                     --------    --------    --------    --------    --------    --------
Operating Expenses

 Cost  of Gas                                           3,379       2,388      16,769      14,431      18,529      16,259
 Cost of Merchandise                                      503         574       1,709       1,714       2,225       2,147
 Operations                                             4,313       4,133      13,910      13,418      17,736      17,928
 Maintenance                                              445         344       1,431       1,059       1,951       1,402
 Depreciation                                           1,720       1,646       5,155       4,979       6,643       6,485
 Taxes, Other Than Income Taxes                         1,197       1,138       4,510       4,354       5,518       5,391
                                                     --------    --------    --------    --------    --------    --------
    Total Operating Expenses                           11,557      10,223      43,484      39,955      52,602      49,612
                                                     --------    --------    --------    --------    --------    --------
Operating Income                                        2,877       3,043      16,411      16,498      18,881      18,640
                                                     --------    --------    --------    --------    --------    --------

Other Income and (Expense)
  Interest Expense                                     (1,216)     (1,243)     (3,801)     (3,940)     (5,075)     (5,296)
  Allowance for Borrowed Funds Used
    During Construction                                    41           8         170          29         190          48
  Interest Income                                         122         105         323         215         443         300
  Minority Interest                                      (186)       (150)       (546)       (442)       (615)       (584)
                                                     --------    --------    --------    --------    --------    --------
       Total Other Income (Expense)                    (1,239)     (1,280)     (3,854)     (4,138)     (5,057)     (5,532)
                                                     --------    --------    --------    --------    --------    --------

Income Before Income Taxes                              1,638       1,763      12,557      12,360      13,824      13,108

Income Taxes                                              609         666       4,663       4,605       5,060       4,868
                                                     --------    --------    --------    --------    --------    --------
Income Before Cumulative Effect of Changes
   in Accounting Principles                             1,029       1,097       7,894       7,755       8,764       8,240
                                                     --------    --------    --------    --------    --------    --------
Cumulative Effect on Prior Years of Change
   in Accounting Method
 For Unbilled Revenue
   (Net of Income Tax of $133)(Note 7)                     --          --          --         235          --         235

Cumulative Effect on Prior Years of
    Change in Accounting Method
  For Start-up Costs
    (Net of Income Tax of $(350))(Note 8)                  --          32          --        (584)         --        (584)
                                                     --------    --------    --------    --------    --------    --------
     Total Cumulative Effect of
        Accounting Changes                                 --          32          --        (349)         --        (349)
                                                     --------    --------    --------    --------    --------    --------
Net Income                                           $  1,029    $  1,129    $  7,894    $  7,406       8,764    $  7,891
                                                     ========    ========    ========    ========    ========    ========
Basic Earnings Per Share
  Income Before Cumulative Effect                    $   0.21    $   0.22    $   1.61    $   1.59    $   1.79    $   1.69
  Cumulative Effect of Accounting Changes                  --        0.01          --       (0.07)         --       (0.07)
                                                     --------    --------    --------    --------    --------    --------
    Net Income                                       $   0.21    $   0.23    $   1.61    $   1.52    $   1.79    $   1.62
                                                     ========    ========    ========    ========    ========    ========

Diluted Earnings Per Share
  Income Before Cumulative Effect                    $   0.21    $   0.22    $   1.60    $   1.57    $   1.77    $   1.67
  Cumulative Effect of Accounting Changes                  --        0.01          --       (0.07)         --       (0.07)
                                                     --------    --------    --------    --------    --------    --------
    Net Income                                       $   0.21    $   0.23    $   1.60    $   1.50    $   1.77    $   1.60
                                                     ========    ========    ========    ========    ========    ========

Pro Forma Amounts Assuming Retroactive Application
  of Accounting Changes
   Net Income                                        $  1,029    $  1,097    $  7,894    $  7,755    $  8,764    $  8,189
                                                     ========    ========    ========    ========    ========    ========
   Basic Earnings Per Share                          $   0.21    $   0.22    $   1.61    $   1.60    $   1.79    $   1.68
                                                     ========    ========    ========    ========    ========    ========
   Diluted Earnings Per Share                        $   0.21    $   0.22    $   1.60    $   1.57    $   1.77    $   1.66
                                                     ========    ========    ========    ========    ========    ========
Cash Dividends Declared Per Share of Common Stock    $ 0.2500    $ 0.2350    $ 0.7200    $ 0.6750    $ 0.9550    $ 0.8950
                                                     ========    ========    ========    ========    ========    ========
Average Common Shares Outstanding (Note 9)
  Basic                                                 4,907       4,885       4,902       4,881       4,900       4,879
                                                     ========    ========    ========    ========    ========    ========
  Diluted                                               4,944       4,931       4,944       4,931       4,943       4,928
                                                     ========    ========    ========    ========    ========    ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)
                                   (Unaudited)

                                   Three Months         Nine Months       Twelve Months
                                   Ended June 30,      Ended June 30,      Ended June 30,
                                 -----------------   -----------------   -----------------
                                   2000      1999      2000      1999     2000      1999
                                 -------   -------   -------   -------   -------   -------
Balance at Beginning of Period   $50,104   $45,841   $45,542   $41,711   $45,822   $42,298
Net Income                         1,029     1,129     7,894     7,406     8,764     7,891
                                 -------   -------   -------   -------   -------   -------
     Total                        51,133    46,970    53,436    49,117    54,586    50,189
Less:  Dividends                   1,227     1,148     3,530     3,295     4,680     4,367
                                 -------   -------   -------   -------   -------   -------
Balance at End of Period         $49,906   $45,822   $49,906   $45,822   $49,906   $45,822
                                 =======   =======   =======   =======   =======   =======


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months
                                                          Ended June 30,
                                                         2000        1999
                                                       --------    --------
Cash Flows Provided by Operating Activities            $ 12,153    $ 16,452
                                                       --------    --------
Cash Flows Used In Investing Activities -
  Capital Expenditures                                   (5,497)     (5,979)
                                                       --------    --------
Cash Flows Used In Financing Activities:
  Repayment of Long-Term Debt                              (962)     (4,600)
  Changes in Short-Term Borrowings                      (17,177)    (11,565)
  Payment of Dividends, Net of Dividend Reinvestment     (3,193)     (3,006)
                                                       --------    --------
  Net Cash Used In Financing Activities                 (21,332)    (19,171)
                                                       --------    --------
Net Decrease in Cash and Cash Equivalents               (14,676)     (8,698)
                                                       --------    --------
Cash and Cash Equivalents at Beginning of Period         22,875      18,515
                                                       --------    --------
Cash and Cash Equivalents at End of Period             $  8,199    $  9,817
                                                       ========    ========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the "Company") include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services (Storage); MGS Marketing Services, Inc. (Marketing); an 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal year 2000 financial statement presentation.

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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the nine month periods ended June 30, 2000 and 1999 are not indicative of the results to be expected for the full year.

Note 4. Effective October 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company now capitalizes certain direct payroll and payroll-related costs for employees directly associated with activities defined within the "application development stage" which in the past have been expensed. The materiality of this change is dependent upon the magnitude of the costs of specific software development or acquisition projects incurred in any period. For the nine months ended June 30, 2000, the amount of costs capitalized under SOP 98-1 was not material to the financial statements.

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


For the three months ended                    NATURAL GAS      NATURAL GAS
  June 30, 2000 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues                              $ 12,709         $ 1,731        $ 1,026        $ (1,032)         $ 14,434
Operating Expenses                                11,153             595            841          (1,032)           11,557
Operating Income (Loss)                            1,556           1,136            185                             2,877


For the three months ended                    NATURAL GAS      NATURAL GAS
  June 30, 1999 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues                              $ 11,681         $ 1,584        $ 1,028        $ (1,027)         $ 13,266
Operating Expenses                                 9,892             549            809          (1,027)           10,223
Operating Income (Loss)                            1,789           1,035            219                             3,043


For the nine months ended                     NATURAL GAS      NATURAL GAS
  June 30, 2000 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues                              $ 54,801         $ 4,894        $ 3,294        $ (3,094)         $ 59,895
Operating Expenses                                42,171           1,838          2,569          (3,094)           43,484
Operating Income (Loss)                           12,630           3,056            725                            16,411


For the nine months ended                     NATURAL GAS      NATURAL GAS
  June 30, 1999 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues                               $ 52,109         $ 4,232        $ 3,246        $ (3,134)         $ 56,453
Operating Expenses                                 38,876           1,640          2,573          (3,134)           39,955
Operating Income (Loss)                            13,233           2,592            673                            16,498


For the twelve months ended                   NATURAL GAS      NATURAL GAS
  June 30, 2000 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues                              $ 64,900         $ 6,483        $ 4,220        $ (4,120)         $ 71,483
Operating Expenses                                50,970           2,400          3,352          (4,120)           52,602
Operating Income (Loss)                           13,930           4,083            868                            18,881

For the twelve months ended                   NATURAL GAS      NATURAL GAS
  June 30, 1999 (in thousands)                DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues                               $ 62,576         $ 5,619        $ 4,223        $ (4,166)         $ 68,252
Operating Expenses                                 48,225           2,202          3,351          (4,166)           49,612
Operating Income (Loss)                            14,351           3,417            872                            18,640


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

Note 9. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and dilutive potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 37,000 and 46,000 for the three months ended June 30, 2000 and 1999, respectively; 42,000 and 50,000 for the nine months ended June 30, 2000 and 1999, respectively; and 43,000 and 49,000 for the twelve months ended June 30, 2000 and 1999, respectively. These differences in equivalent shares are from outstanding stock options.

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

RESULTS OF OPERATIONS

NET INCOME

         All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three, nine and twelve months ended June 30, 2000 are based on comparison to the same periods in fiscal 1999. Net income for the three months ended June 30, 2000 was $1,029,000 or $0.21 per share compared to net income before the cumulative effect of accounting changes for the quarter ended June 30, 1999 of $1,097,000 or $0.22 per share. Net income for the nine months ended June 30, 2000 was $7,894,000 or $1.60 per share compared to net income before the cumulative effect of accounting changes of $7,755,000 or $1.57 per share for the nine months ended June 30, 1999. Net income for the twelve months ended June 30, 2000 was

$8,764,000 or $1.77 per share compared to net income before the cumulative effect of accounting changes of $8,240,000 or $1.67 per share for the twelve months ended June 30, 1999. Beginning October 1, 1998 the Company changed its accounting methods for unbilled gas revenues to be consistent with prevailing industry practice and for start-up costs to comply with new accounting standards. The cumulative effects of the respective accounting changes on prior years are reported as separate components of net income. These accounting changes are discussed in detail within Note 7 and Note 8 to the quarterly financial statements. Assuming retroactive application of such accounting changes, earnings per share amounts for the three, nine and twelve months ended June 30, 1999 would have been $0.22, $1.57 and $1.66 per share, respectively. Increased revenues from natural gas storage and transportation operations at Bay Gas produced the largest positive impact on earnings for all fiscal year 2000 periods. During the three months ended June 30, 2000 margins from Mobile Gas' natural gas distribution segment were relatively flat compared to the three months ended June 30, 1999 while increased operations and maintenance expenses offset the third quarter growth in earnings from Bay Gas. Increased utility margins during the nine months ended June 30, 2000 and decreased interest expense for the nine and twelve-month periods also contributed to the growth in earnings for these periods. Increased operations and maintenance expenses for the nine and twelve months ended June 30, 2000 partially offset the positive impacts to earnings for these periods.

OPERATING REVENUES

         Gas revenues increased $1,169,000 (10%), $3,394,000 (6%) and $3,128,000
(5%), respectively, for the three, nine and twelve months ended June 30, 2000. Assuming retroactive application of the accounting change for unbilled gas revenues, in which case unbilled gas revenues and related costs at June 30, 1998 would have been accrued and thus not reflected in amounts presented for the twelve months ended June 30, 1999, gas revenues would have increased $3,300,000 (5%) for the current twelve-month period. References made herein to pro forma amounts indicate that such amounts were computed assuming retroactive application of the accounting changes.

         Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their heating usage is affected to a large degree by temperatures during the heating season, increased $353,000 (4%), $2,027,000 (5%), and $2,182,000 (5%), respectively, for the three, nine and twelve months ended June 30, 2000. The fluctuation for the twelve-month period was computed comparing pro forma amounts. Increased gas revenues from temperature-sensitive customers resulted primarily from increased pass-through of gas costs, as well as increased gas volumes sold of 2%, 9% and 8%, respectively, for the three, nine and twelve months ended June 30, 2000. Temperatures, as measured by heating degree-days, during both the nine and twelve months ended June 30, 2000 were 16% colder than the prior year periods, resulting in increased gas usage. The third quarter typically has a low number of heating degree-days, as was the case this year; however, the heating degree-days recorded in the Company's service area during the 2000 third quarter were more than double the 1999 third quarter heating degree-days.

         Gas sales revenues from large commercial and industrial customers increased $573,000 (50%), $500,000 (12%) and $444,000 (8%), respectively, for the three, nine and twelve months ended June 30, 2000 due primarily to increased gas sales volume to industrial interruptible customers and the increased pass-through of gas costs. Gas volumes sold to industrial interruptible customers can fluctuate significantly between periods since some of these customers have the ability to use fuels other than natural gas and their fuel selection depends on the economic and operational considerations of competing fuels. One such customer used significantly more gas during the three months ended June 30, 2000 to supplement its normal fuel usage because of its unique operational needs. Gas sales volumes attributed to several new industrial customers also impacted the growth in industrial sales revenues for all 2000 periods.

         Gas transportation revenues, excluding those of Bay Gas, increased $71,000 (4%) and $134,000 (2%), respectively, for the three and nine months ended June 30, 2000 and decreased $186,000 (2%) for the current twelve-month period. Excluding the impacts of a customer's plant closing in October 1998 and a rate reduction to an industrial customer in February 1999, the twelve-month comparison increased $71,000 (1%). Increased gas transportation revenues have resulted from increased gas volumes transported to existing customers in addition to a new gas-powered cogeneration facility that became fully operational in April 2000. Similar to certain industrial interruptible gas sales customers, some industrial transportation customers have the ability to use fuels other than natural gas. Natural gas wholesale prices have increased recently to levels far exceeding their 10-year average due in part to increased demand from electric generating plants. The wholesale natural gas price increases have been passed on by Mobile Gas to its gas sales customers and are being incurred by transportation customers in their commodity purchases. Since the wholesale price increases are not expected to decrease in the near term, Management expects a decrease in gas consumption by two industrial customers who can use coal as an alternative fuel choice. Management does not presently expect the impact of such decreased volumes on the consolidated financial statements to be material.

         Bay Gas storage and transportation revenues, which exclude those from Mobile Gas, increased $142,000 (25%) for the three months ended June 30, 2000 primarily as a result of increased transportation revenues from providing service to Alabama Power's new gas-powered electric generating units at its Plant Barry facility located north of Mobile. These units became operational in June 2000. Alabama Power is currently constructing two additional gas powered generating units at Plant Barry, expected to be in service in the summer of 2001, to which Bay Gas has contracted to transport gas. Bay Gas revenues increased $702,000 (64%) and $909,000 (63%), respectively, for the nine and twelve months ended June 30, 2000 primarily as a result of the new transportation service to Alabama Power's Plant Barry, a long-term storage contract with Southern Company that began in April 1999, and a long-term transportation contract with Florida Gas Transmission that began in December 1998. Southern Company is using Bay Gas' facilities to store gas primarily for backup service to several of its new gas powered electric generating facilities along the Gulf Coast while Bay Gas is delivering gas received from Florida Gas Transmission to a gas powered electric cogeneration facility located off the Bay Gas pipeline.

         The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation. Management expects this trend to continue since all new electric generation facilities currently planned for the Southeast are expected to be natural gas-fired. In addition to the contracts described above, Mobile Gas recently entered into a contract to transport up to 54,000 MMBtu of gas per day to an electric cogeneration facility being constructed in the Mobile area that is expected to be operational in early 2001. In August 2000, Bay Gas announced that it had entered into a 15-year natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company, to provide a total of 3.2 million MMBtu's of storage capacity for five subsidiaries of Southern Company. The new storage capacity, 2.4 million MMBtu of capacity in excess of Southern Company's current .8 million MMBtu contract capacity, will be provided primarily from a second Bay Gas underground storage cavern that is currently in the engineering and permitting stage of construction. A more detailed discussion of this construction project is included under Liquidity and Capital Resources below.

         Gross margins on gas revenues, defined as gas revenues less related cost of gas, have increased $178,000 (2%), $1,056,000 (3%) and $858,000 (2%), respectively, for the three, nine and twelve months ended June 30, 2000. Comparing pro forma amounts, gross margins on gas revenues would have increased $948,000 (2%) for the twelve-month period. Increased gas margins for all periods were due primarily to increases in Bay Gas revenues and gas sales to industrial interruptible customers. Margins from large industrial transport customers increased for the three and nine months ended June 30, 2000 and decreased for the twelve-month period due to factors mentioned previously. Margins from temperature-sensitive customers were down slightly for the third quarter primarily due to a decrease in baseload volume, or non-temperature related volume. Margins from temperature-sensitive customers for the nine months ended June 30, 2000 were up slightly due primarily to an increase in these customers' usage per heating degree-day while twelve-month period margins from these customers were flat. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial/industrial customers during the months of November through April when temperatures vary from normal. Temperatures were 16% warmer than normal for the nine months ended June 30, 2000, resulting in a recovery of margins from customers subject to the temperature adjustment rider.

         Other operating revenues is comprised primarily of interest income from the financing of merchandise sales and installations that occur at the Company and through trade programs. Also included within other operating revenues are revenues from appliance service work, engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other operating revenues increased for all periods primarily due to revenues generated by a recently created division within the Company that performs pipeline corrosion protection services.

OPERATING EXPENSES

         Cost of gas increased $991,000 (41%), $2,338,000 (16%) and $2,270,000
(14%), respectively, for the three, nine and twelve months ended June 30, 2000. Assuming retroactive application of the accounting change for unbilled revenues and related costs, cost of gas would have increased $2,352,000 (15%) for the twelve-month period. Cost of gas increased for the current periods as a result of increased total gas sales volumes of 10%, 9% and 8%, respectively, for the three, nine and twelve months ended June 30, 2000 and to increased pass-through of gas costs resulting from higher purchased gas prices. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs. The difference between actual gas costs and the amount collected from its customers is included as a current asset or liability in the Consolidated Balance Sheets and excluded from the Consolidated Statements of Income. Because cost of gas is completely recovered from the Company's customers, fluctuations in the cost of gas generally have no effect on gas margins.

         Operations and maintenance expenses combined increased $281,000 (6%), $864,000 (6%) and $357,000 (2%), respectively, for the three, nine and twelve months ended June 30, 2000. Factors which impacted all current periods were: increased utility distribution system operations and maintenance expenses, increased Bay Gas operations and maintenance expenses, and increased sales related expenses. Operations expenses for the nine and twelve-month periods were impacted also by an increase in the liability for providing future health insurance benefits for disabled employees, several of whom recently received disability status, and increased legal and consulting expenses.

         Depreciation expense increased for all periods ended June 30, 2000 resulting from increased investment in property, plant and equipment.

         Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. The increase in other taxes for all periods was due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

         Interest expense decreased $27,000 (2%), $139,000 (4%) and $221,000
(4%), respectively, for the three, nine and twelve months ended June 30, 2000. The early redemption of high rate bonds in October 1998 was the primary reason for the decreased interest expense for the nine and twelve-month periods.

         Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $33,000, $141,000 and $142,000, respectively, for the three, nine and twelve months ended June 30, 2000, due primarily to an increase in ongoing capital projects during fiscal 2000.

         Interest income increased $17,000, $108,000 and $143,000, respectively, for the three, nine and twelve months ended June 30, 2000 due primarily to increased interest income on temporary investments primarily attributed to Bay Gas' improved financial position.

         Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests.

         Income tax expense for all periods fluctuated in relation to changes in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $12,153,000 for the nine months ended June 30, 2000 compared to providing cash of $16,452,000 for the 1999 nine-month period. The primary factors causing the decreased cash flow from operations include: a reduction in the purchased gas adjustment liability, the use of cash received in advance for a major pipeline relocation, increased gas storage inventory, and ordinary timing differences of receipts and payments on receivables and payables.

         Financing activities used cash of $21,332,000 and $19,171,000, respectively, for the nine months ended June 30, 2000 and 1999. In September 1999, the Company used funds provided by short-term borrowings to purchase short-term federal obligations for tax planning purposes. These investments matured in early October 1999 and the proceeds were used to repay the related debt thus primarily causing the increase in payments on short-term borrowings. The large repayment of long-term debt during the nine months ended June 30, 1999 resulted primarily from the early redemption in October 1998 of $2,500,000 of 10.25% First Mortgage Bonds.

         Investing activities used cash of $5,497,000 and $5,979,000, respectively, for the nine months ended June 30, 2000 and 1999 primarily as a result of the Company's regular construction program. The Company's capital need relating to its regular construction program, equipment purchases, and other general improvements for the remainder of fiscal 2000 is estimated to be $3,200,000.

         Bay Gas announced in August 2000 that it had entered into a 15-year natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company. Under the contract, Bay Gas will provide storage capacity of up to 3.2 million MMBtu's of natural gas for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric & Power Company, all subsidiaries of Southern Company. This new contract will quadruple the amount of natural gas storage that Bay Gas currently provides for Southern Company subsidiaries. Bay Gas is currently developing a second underground storage cavern at its facility in McIntosh, Alabama. Bay Gas plans to construct the cavern in two phases. The first phase, scheduled for completion by December 1, 2002, will provide sufficient capacity for the Southern Company Services contract by more than doubling the existing storage capacity of Bay Gas. The second phase would expand the cavern to a total of 3.5 million MMBtu's of working capacity. The estimated cost of the second cavern project is $35 million; completion of this project is subject to state and federal regulatory approvals. Another upcoming significant capital investment by Bay Gas is the construction of an eleven mile 20 inch pipeline that will parallel a portion of the existing Bay Gas 20 inch pipeline in order to provide for increased gas transportation service under contract. This new pipeline and related facilities are estimated to cost $6.1 million and are expected to be in service by the summer of 2001. Bay Gas intends to fund both the second cavern and the new pipeline with internally generated cash and new debt. Bay Gas has retained an investment banker to explore financing alternatives for both these projects.

         Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement of which $20,000,000 is available for borrowing at June 30, 2000. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs and approval of capital construction projects, general economic conditions, the ability of Company subsidiaries to obtain capital financing, and specific conditions in the Company's service area. Additional factors that may impact forward-looking statements include the Company's dependence on external suppliers, partners, operators, service providers, and governmental agencies.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options. Also, the Company has no market risk-sensitive instruments held for trading purposes. At June 30, 2000 the Company had approximately $58.0 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 1999 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

                                               MOBILE GAS SERVICE CORPORATION
                                               ------------------------------
                                                         (Registrant)


Date: August 14, 2000                              /s/ John S. Davis
      ---------------                          ------------------------------
                                                       John S. Davis
                                                       President and
                                                   Chief Executive Officer

Date: August 14, 2000                              /s/ Charles P. Huffman
      ---------------                          ------------------------------
                                                     Charles P. Huffman
                                               Vice President, Chief Financial
                                                    Officer, and Treasurer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
    27            Financial Data Schedule (EDGAR version only)*

* Filed with the SEC and omitted from this conformed copy.