Form 10-K
period 2000-09-30
ENERGYSOUTH INC
filed 2000-12-29
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[ ]      Transition report pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934 for the transition period from      to
                                                             ----    ----
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
                                                                --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each exchange
  Title of each class                                     on which registered
  -------------------                                    ---------------------
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
                            -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 19, 2000) was approximately $104,173,344.

         As of December 19, 2000, there were 4,916,736 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 26, 2001 are incorporated by reference into Part III.

                                     PART I


Item 1.  Business.

GENERAL

         EnergySouth, Inc. (together with its subsidiaries, the "Company" or "Registrant", and exclusive of its subsidiaries, "EnergySouth") was initially incorporated under the laws of the State of Alabama on September 5, 1997 for the primary purpose of becoming the holding company for Mobile Gas Service Corporation ("Mobile Gas"), a natural gas utility, and its subsidiaries. Effective February 2, 1998, Mobile Gas and its subsidiaries were reorganized (the "Reorganization") into a holding company structure whereby Mobile Gas became a wholly-owned subsidiary of EnergySouth.

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

         MGS Storage Services, Inc. ("Storage") was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2000 Storage held a general partnership interest of 87 1/2% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 12 1/2% limited partnership interest was held by Olin Corporation ("Olin"). As of the date hereof, the Bay Gas general partner and limited partner ownership interests of Storage and Olin are 90.9% and 9.1%, respectively. Bay Gas owns and operates an underground gas storage cavern and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

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

         For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2000, 1999, and 1998, please see Note 9 to the Consolidated Financial Statements on pages F-19 and F-20.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2000, approximately 60% of the Company's gas revenues were derived from residential sales, 14% from small commercial and industrial sales, 9% from large commercial and industrial sales, 13% from transportation services, and 4% from storage and miscellaneous services. Residential sales in 2000 accounted for approximately 6% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 2% and 90%, respectively. The ten largest customers of the Company accounted for approximately 14% of the Company's gross margin in fiscal 2000, with the largest accounting for approximately 2%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income at page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

         EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the central gulf coast and the developing gas-fired electric generation markets in the lower southeast region of the United States. Mobile Gas has contracted to provide transportation services to two electric generating facilities currently under construction which are expected to be fully operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities, one of which is currently being expanded. During 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide salt-dome storage capacity of up to
3.2 million MMBtu of natural gas for those subsidiaries. Bay Gas is currently developing a second underground storage cavern as discussed in "Gas Storage". In addition to the developing local electric generation market for transportation and storage services, industry projections indicate

Florida utilities will add in excess of 10,000 megawatts of gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, is well positioned to serve the storage needs of that market.

GAS SUPPLY

         The Company is directly connected to four natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 2000, the Company obtained approximately 76% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for peak day needs of 10,000 MMBtu/day until October 31, 2002, and 13,000 MMBtu/day until June 30, 2002, through the direct connections with Mobil and Shell's processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 24,000 MMBtu/day from Koch under an agreement effective through March 31, 2002.

GAS STORAGE

         Construction of the current Bay Gas storage cavern and facilities was completed in 1994. At September 30, 2000, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately 1.2 million MMBtu of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.0 million MMBtu, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission Company and Koch which provide access to interstate markets.

         In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 2000, the storage facility's injection capacity ranged from 35,000 to 50,000 MMBtu/day, depending upon cavern pressure, and the withdrawal capacity was 260,000 MMBtu/day.

         In order to provide storage services under the terms of the contract with Southern Company Services, Inc., Bay Gas has begun development of a second underground storage cavern. The second cavern is planned to be constructed in two phases at a total cost of approximately $35 million. Phase I, which is scheduled for completion by December 1, 2002, would more than double Bay Gas' existing natural gas storage capacity and will provide sufficient working capacity so that Bay Gas can begin providing storage services under its contract with Southern Company Services, Inc. Phase II, which would expand the cavern without interruption of storage operations to its planned ultimate working storage capacity of 3.5 million MMBtu, is intended to be completed by fiscal year 2004. In order to accommodate new transportation customers, Bay Gas is also constructing two new pipelines to expand and/or extend its existing pipeline at a cost of approximately $20 million. One project will add approximately 11 miles of 20-inch pipeline that will parallel the northern half of the Bay Gas existing 20-inch main line. The second project will add 18 miles of 24-inch pipeline to connect the current south end of Bay Gas' existing line with Koch's interstate pipeline. See "Liquidity and Capital Resources" in Item 7 below for a discussion of the financing of these projects.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed. Even with the recent increase in natural gas prices, as of September 30, 2000, the price of natural gas had remained at levels such that, other than as described in "Operating Revenues" under Item 7 below, these industrial customers continued to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, particularly in light of recent price increases, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation" below and "Operating Revenues" under Item 7 below.

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

         Mobile Gas is also authorized by the APSC to apply a temperature rate adjustment to customers' gas bills for the months of November through April. The temperature rate adjustment helps to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment has been reflected in customers' gas bills during the months of November through April since November 1, 1996.

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

         Mobile Gas has been granted nonexclusive franchises to construct, maintain and operate a natural gas distribution system in the areas in which it operates. Except for the franchise granted by Mobile County, Alabama, which has no stated expiration date, the franchises have various expiration dates, the earliest of which is in 2007. The Company has no reason to believe that the franchises will not be renewed upon expiration.

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

EMPLOYEES

         Mobile Gas employed 285 full-time employees as of September 30, 2000. Of these, approximately 39% are represented by the Oil, Chemical and Atomic Workers International Union, Local No. 3-541. As of September 30, 2000 Bay Gas employed six full-time employees. The Company believes that it enjoys generally good labor relations.

Item 2.  Properties.

         The Company's physical properties consist of distribution, general, transmission, and storage plant. The distribution plant is located in Mobile County, Alabama and is used in the distribution of natural gas to the Company's customers. The distribution plant consists primarily of mains, services, meters and regulating equipment, all of which are adequate to serve the present customers. The distribution plant is located on property which the Company is entitled to use as a result of franchises granted by municipal corporations, or on easements or rights-of-way.

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

         As of December 20, 2000, substantially all of the utility property of Mobile Gas was pledged as collateral for its long-term debt.

Item 3.  Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 2001. Officers are appointed by the Board of Directors of the Company.


                                                                        Business Experience
Name, Age, and Position                                                 During Past 5 Years
-----------------------                                                 -------------------
W. G. Coffeen, III, 54                                                  Appointed in 1998
Vice President - Corporate Development
and Planning - EnergySouth, Inc.;

Vice President - Corporate Development and                              Appointed in 1998; Previously:
Planning - Mobile Gas; Director/Vice President -                        Vice President - Marketing, Mobile Gas Service
MGS Marketing Services, Inc.; Vice President -                          Corporation (1986 - 1998)
MGS Storage Services, Inc.

Charles P. Huffman, 47                                                  Appointed in 1998
Vice President, Chief Financial Officer, and
Treasurer - EnergySouth, Inc.

Vice President, Chief Financial Officer,
Treasurer, and Assistant Secretary - Mobile Gas                         Appointed in January 1995; Previously:
Service Corporation; Vice President/Treasurer -                         Chief Financial Officer (1993-1994)
EnergySouth Services, Inc.; Director/Vice
President/Treasurer - MGS Storage Services,
Inc.; Director/Vice President/Treasurer - MGS
Marketing Services, Inc.

G. Edgar Downing, Jr., 44*                                              Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

Secretary, General Counsel and Vice President                           Appointed in 1998; Previously: Vice President,
of Administration - Mobile Gas Service                                  Secretary and General Counsel - Mobile Gas
Corporation; Director/Vice President/Secretary -                        Service Corporation (1994-1998)
EnergySouth Services, Inc.; Director/Vice
President/Secretary - MGS Storage Services,
Inc.; Vice President/ Secretary - MGS
Marketing Services, Inc.



* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 19, 2000 there were 1,455 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                        Per Share
                   Dividends Declared                   Closing Price Range
                  ---------------------   ---------------------------------------------
Fiscal Year
Quarter Ended        2000        1999             2000                    1999
                  ---------   ---------   ---------------------   ---------------------
                                             High        Low         High        Low
                                          ---------   ---------   ---------   ---------
December 31       $    .235   $    .220   $  25.000   $  19.500   $  23.625   $  18.000
March 31               .235        .220      20.500      17.000      23.000      20.000
June 30                .250        .235      20.250      17.375      20.250      18.250
September 30           .250        .235      20.000      18.000      21.625      19.500

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

         The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements is expected to have a significant impact on the Registrant's ability to pay dividends in the future.

Item 6.  Selected Financial Data.


FINANCIAL SUMMARY

Years Ended September 30,                                         2000         1999          1998         1997         1996
                                                               ----------   ----------    ----------   ----------   ----------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                   $   69,714   $   63,889    $   70,740   $   69,622   $   68,334
Merchandise Sales                                                   2,913        2,827         2,920        2,678        2,674
Other                                                               1,470        1,344         1,329        1,281        1,224
                                                               ----------   ----------    ----------   ----------   ----------
Total Operating Revenues                                       $   74,097   $   68,060    $   74,989   $   73,581   $   72,232
                                                               ----------   ----------    ----------   ----------   ----------
Income Before Cumulative Effect of Changes in
  Accounting Principles                                        $    8,792   $    8,624    $    8,417   $    8,126   $    8,631
Cumulative Effect of Changes in Accounting Principles                  --         (349)           --           --           --
                                                               ----------   ----------    ----------   ----------   ----------
Net Income                                                     $    8,792   $    8,275    $    8,417   $    8,126   $    8,631
                                                               ----------   ----------    ----------   ----------   ----------
Cash Dividends Per Share of Common Stock(1)                    $     0.97   $     0.91    $     0.84   $     0.78   $     0.74
Basic Earnings Per Share of Common Stock(1):
  Income Before Cumulative Effect of Changes in
   Accounting Principles(1)                                    $     1.79   $     1.77    $     1.73   $     1.68   $     1.79
  Net Income(1)                                                $     1.79   $     1.70    $     1.73   $     1.68   $     1.79
Diluted Earnings Per Share of Common Stock(1):
  Income Before Cumulative Effect of Changes in
   Accounting Principles(1)                                    $     1.78   $     1.75    $     1.71   $     1.66   $     1.78
  Net Income(1)                                                $     1.78   $     1.68    $     1.71   $     1.66   $     1.78
Weighted Average Common Shares Outstanding(1):
  Basic(1)                                                          4,904        4,884         4,865        4,844        4,826
  Diluted(1)                                                        4,944        4,933         4,926        4,881        4,838
Total Assets                                                   $  167,380   $  173,635    $  166,541   $  161,867   $  150,779
Long-Term Debt Obligations                                     $   55,222   $   58,017    $   58,979   $   63,580   $   54,509

STATISTICAL
Gas Revenue (in thousands):
  Sales:
    Residential                                                $   41,750   $   39,575    $   44,725   $   44,330   $   43,929
    Commercial and Industrial - Small                               9,433        8,613         9,208        8,948        8,348
    Commercial and Industrial - Large                               6,316        5,242         6,784        7,638        7,914
  Transportation                                                    9,336        8,215         8,210        6,886        6,571
  Storage (other than intercompany)                                 2,153        1,689         1,204        1,176          926
  Other                                                               726          555           609          644          646
                                                               ----------   ----------    ----------   ----------   ----------
      Total                                                    $   69,714   $   63,889    $   70,740   $   69,622   $   68,334
                                                               ----------   ----------    ----------   ----------   ----------
Delivery to Customers (in thousand therms):
  Gas Sales:
    Residential                                                    43,014       39,866        51,493       48,099       59,403
    Commercial and Industrial - Small                              12,590       11,781        13,231       12,338       14,148
    Commercial and Industrial - Large                              12,860       11,683        15,169       16,975       23,252
  Transportation                                                  611,541      357,183       335,905      284,248      279,798
                                                               ----------   ----------    ----------   ----------   ----------
      Total                                                       680,005      420,513       415,798      361,660      376,601
                                                               ----------   ----------    ----------   ----------   ----------
Customers Billed (peak month):
  Residential                                                      95,131       95,022        95,443       95,446       95,338
  Commercial and Industrial - Small                                 5,256        5,282         5,305        5,267        5,257
  Commercial and Industrial - Large                                    95           92            97          101          105
  Transportation                                                       37           37            30           30           30
                                                               ----------   ----------    ----------   ----------   ----------
      Total                                                       100,519      100,433       100,875      100,844      100,730
                                                               ----------   ----------    ----------   ----------   ----------

Degree Days(2)                                                      1,379        1,196         1,889        1,487        2,030

NUMBER OF EMPLOYEES (END OF PERIOD)                                   291          280           281          276          276


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

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.


THE COMPANY

         EnergySouth, Inc. (EnergySouth) is a holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as "the Company." The Company, primarily through Mobile Gas Service Corporation (Mobile Gas), is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Other EnergySouth subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services.

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

         The Company's distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other factors, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers' bills in colder than normal weather and increasing the base rate portion of customers' bills in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service. In the gas utility industry, heating degree-days are the benchmark for measuring coldness and represent the number of degrees that the daily average temperature falls below 65 degrees Fahrenheit.

RESULTS OF OPERATIONS

NET INCOME

         All earnings per share amounts referred to herein are computed on a diluted basis. Net income before the cumulative effect of changes in accounting principles for the fiscal years ended September 30, 2000, 1999 and 1998 was $8,792,000 ($1.78 per share), $8,624,000 ($1.75 per share) and $8,417,000 ($1.71 per share), respectively. Beginning October 1, 1998 the Company changed its accounting methods for unbilled gas revenues to be consistent with prevailing industry practice and for start-up costs to comply with new accounting standards. The cumulative effects of the respective accounting changes on prior years are reported as separate components of net income in 1999. These accounting changes are discussed in detail within Note 1 to the Consolidated Financial Statements. Assuming retroactive application of such accounting changes, earnings per share amounts for fiscal 1999 and 1998 would have been $1.75 and $1.72, respectively. Increased revenues from natural gas storage and transportation operations at Bay Gas produced the largest positive impact on earnings in fiscal 2000. Increased utility margins (gas revenues less cost of gas) and decreased interest expense also contributed to the growth of 2000 earnings. Increased operations and maintenance expenses partially offset the positive impacts to 2000 earnings.

         The increase in pro forma earnings in 1999 compared to 1998 was due primarily to increased revenues from Bay Gas, decreased operations expense and decreased interest expense.

OPERATING REVENUES

         Gas revenues increased $5,825,000 (9%) in 2000 compared to 1999. Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their gas usage is affected to a large degree by temperatures during the heating season, increased $2,994,000 (6%) in 2000 due primarily to higher purchased gas costs passed through to customers and increased volumes sold of 8% resulting primarily from temperatures as measured by heating degree-days in Mobile Gas' service area that were 15% colder than 1999. Gas sales from large commercial and industrial customers increased $1,076,000 (21%) in 2000 compared to 1999 due primarily to increased pass-through of gas costs and increased volumes sold to industrial interruptible customers. One such customer used significantly more gas during the last six months of fiscal 2000 as a backup to its normal fuel supply. Several new industrial customers also impacted the growth in industrial sales revenues in 2000.

         Gas transportation revenues, excluding those of Bay Gas, increased $351,000 (4%) in 2000 compared to 1999 resulting from increased gas volumes transported to existing customers in addition to a new gas-powered co-generation facility that began using natural gas for steam production and testing of turbine generators during fiscal 2000. The facility is expected to be fully operational in December 2000. Several industrial transportation customers have the ability to use fuels other than natural gas and their fuel selection depends on the economic and operational considerations of competing fuels. Natural gas wholesale prices have increased recently to levels far exceeding their 10-year average due to increased demand for natural gas due to a strong economy, increased industrial usage, and increased use of natural gas to produce electricity. Because of the wholesale price increases, which have been passed on by Mobile Gas to its gas sales customers and are being incurred by transportation customers in their commodity purchases, the Company expects a limited decrease in gas consumption by one industrial customer with an alternative fuel choice. Other factors expected to reduce gas transportation volumes are the recent announcements by International Paper Company of its plan to shut down its Mobile operations by the end of calendar year 2000 and the announcement by Corus Group plc (Corus, formerly known as British Steel) that it will shut down its Mobile plant for an indefinite period beginning late October 2000. Based on minimum payment provisions of the contract with Corus, the Company does not expect a material financial statement impact resulting from the shut down of the Corus Mobile plant. Offsetting the declines in transportation requirements of some customers are additional demands from other customers. For example, Mobile Gas entered into a contract in November 1999 to transport gas to a co-generation facility being constructed in the Mobile area that is expected to be operational in early 2001. The Company does not expect the decreased gas consumption by some industrial customers to have a material impact on the Consolidated Financial Statements. Also, Management expects the impact of decreased transportation volumes to be mitigated by the impact of increases in gas consumption by new gas-fired electric generating facilities as discussed herein.

         Bay Gas storage and transportation revenues increased $1,237,000 (73%) in 2000 compared to 1999 primarily as a result of a full year of revenues from providing gas storage services for Southern Company's new gas-fired electric generation facilities along the Gulf Coast. Bay Gas began transporting gas to one such facility, Alabama Power's Plant Barry, beginning June 2000 under a long-term transportation contract. Alabama Power is currently constructing two additional gas-powered generating units at Plant Barry, expected to be in service in the summer of 2001, to which Bay Gas has contracted to transport gas.

         The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation. The Company expects this trend to continue since all new electric generation facilities reported to be planned for the Southeast are to be natural gas-fired. In August 2000, Bay Gas entered into a long-term natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. The new storage capacity in excess of Southern Company's current contract capacity will be provided primarily from Bay Gas' second underground storage cavern that is in the initial stages of construction. In addition, Bay Gas plans to construct two new pipelines to expand and/or extend its existing pipeline. A new 11-mile pipeline expansion, which will parallel the northern part of the existing 22-mile Bay Gas pipeline, will be constructed to ensure deliverability to the current level of transportation business. Also, in October 2000, Bay Gas entered into a long-term transportation agreement with Koch Gateway Pipeline Company, Inc. to provide firm transportation service through a new 18-mile extension of the existing Bay Gas system. A more detailed discussion of these construction projects is included under "Liquidity and Capital Resources" below.

         Gas revenues decreased $6,851,000 (10%) in 1999 compared to 1998. Included within gas revenues for 1999 was the effect of accruing for unbilled gas revenues at month-end while no such accrual was included within 1998 since this new accounting method was adopted in the first quarter of fiscal 1999. The effect on gas revenues of the accounting change assuming retroactive application would not have been materially different from amounts presented within the Consolidated Financial Statements. Gas sales revenues to residential and commercial customers decreased $5,743,000 (11%) in 1999 compared to 1998 due primarily to decreased gas sales volumes of 18% resulting from weather in Mobile Gas' service area that was 37% warmer than in the prior year and due to lower purchased gas costs passed through to customers. Large commercial and industrial gas sales revenues decreased $1,544,000 (23%) in 1999 compared to 1998 due primarily to warmer weather, reduced rates related to the pass-through of gas costs, and several customers changing from sales to transportation agreements. Gas transportation revenues, excluding Bay Gas, remained flat in 1999 compared to 1998. Revenues from natural gas storage and transportation operations at Bay

Gas increased $480,000 in 1999 compared to 1998 due primarily to transporting gas to a new co-generation facility at Olin Corporation's plant in McIntosh and to storing gas for Southern Company, both services having begun in fiscal 1999.

         Gross margins on gas revenues, defined as gas revenues less related cost of gas, increased $2,013,000 (4%) in 2000 compared to 1999. Increased gas margins were due primarily to increases in Bay Gas revenues, gas sales to industrial interruptible customers and large industrial transportation revenues as discussed previously. Margins from temperature-sensitive customers were up slightly in 2000 due primarily to an increase in these customers' usage per heating degree-day. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial customers during the months of November through April when temperatures vary from normal. Temperatures during fiscal 2000 and 1999 were 16% and 27%, respectively, warmer than normal resulting in a recovery of margins from customers subject to the temperature adjustment rider.

         Despite the temperature adjustment rider, margins from residential and commercial customers in 1999 were slightly lower than 1998 thus contributing to total gross margins in 1999 compared to 1998 being lower by $138,000 or less than 1%. Decreased gas sales to large commercial and industrial customers was the primary factor in reduced margins in 1999. Partially offsetting the above impacts on 1999 margins was an increase in Bay Gas revenues.

         Merchandise sales revenues increased $86,000 (3%) in 2000 compared to 1999 due primarily to increased sales of natural gas generators, while merchandise sales revenues decreased $93,000 (3%) in 1999 compared to 1998 due to lower sales volume.

         Other operating revenues is comprised primarily of interest income from the financing of merchandise sales and installations that occur at the Company and through trade programs. Also included within other operating revenues are revenues from appliance service work, engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other operating revenues increased $126,000 (9%) in 2000 compared to 1999 due primarily to revenues generated by a recently created division within EnergySouth Services, Inc. that performs pipeline corrosion protection services. Interest income from merchandise financing programs also increased in 2000. Other operating revenues increased slightly in 1999 due primarily to increased gas marketing revenues.

OPERATING EXPENSES

         Cost of gas increased $3,812,000 (24%) in 2000 compared to 1999 due to an 8% increase in gas sales volumes and to increased pass-through of gas costs resulting from higher purchased gas prices. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs. Because cost of gas is recovered from the Company's customers, fluctuations in the cost of gas generally have no effect on gas margins. Cost of gas decreased $6,713,000 (29%) in 1999 compared to 1998 due to decreased sales volumes of 19% and decreased pass-through of gas costs resulting from lower purchased gas prices.

         Cost of merchandise in 2000 and 1999 changed in proportion to the change in merchandise sales revenues.

         Operations and maintenance expenses increased $1,389,000 (7%) in 2000 compared to 1999 primarily due to increases in: Bay Gas operations and maintenance expenses, sales related expenses, expense related to providing future health benefits to employees on long-term disability, employee health and life insurance costs, planned utility maintenance, and operating costs impacted by inflation. Operations and maintenance expenses decreased $75,000 (0.4%) in 1999 compared to 1998 primarily due to decreased advertising and sales promotion expenses and a lower provision for uncollectible gas receivables.

         Increases in depreciation expense in 2000 and 1999 were due to increased depreciable plant in service.

         Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. The change in other taxes for 2000 and 1999 is due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

         Interest expense decreased $171,000 (3%) in 2000 compared to 1999 due primarily to a reduction in long-term debt. Also, the Company redeemed early $2,500,000 of 10.25% First Mortgage Bonds in October 1998, and in doing so, related debt issuance costs, which were previously being amortized over the debt repayment period, were written off. Interest expense decreased $319,000 (6%) in 1999 compared to 1998 primarily as a result of decreased long-term debt caused partly by the early redemption of First Mortgage Bonds.

         Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $131,000 in 2000 compared to 1999 due primarily to an increase in ongoing capital projects during fiscal 2000. In 1999, capitalized interest costs decreased slightly compared to 1998 due to lower short-term interest rates applied in the computations of capitalized interest.

         Interest income increased $124,000 (39%) in 2000 compared to 1999 due primarily to increased interest income on temporary investments, most of which is attributable to Bay Gas as a result of its improved financial position. Interest income decreased $4,000 in 1999 compared to 1998. Interest income of $73,000 on income tax refunds was recorded in 1998 while there was no such miscellaneous interest income in 1999. Increased interest income on temporary investments in 1999 compared to 1998 resulting from improved Bay Gas results and the implementation of improved cash management procedures partially offset the decrease resulting from the impact of the tax refunds received in 1998.

         Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, in which EnergySouth, Inc. subsidiaries hold controlling interests. Minority interest increased $257,000 in 2000 compared to 1999 due to increased pre-tax earnings in 2000 for both partnerships.

         Income tax expense fluctuates with the changes in income before taxes. The Company's effective tax rate in 2000, 1999 and 1998 was 37.5%, 36.7% and 37.1%, respectively. The components of income tax expense are reflected in Note 4 to the Consolidated Financial Statements.

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

GAS SUPPLY

         A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2003, are as follows: 2001 - $1,287,000; 2002 - $917,000; and 2003 - $3,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. The Company's purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, the Company believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers' rates.

ENVIRONMENTAL

         The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Cash provided by operating activities was $13.6 million, $18.5 million and $14.6 million in 2000, 1999 and 1998, respectively. The decrease in cash flow from operating activities in 2000 was due to changes in operating assets and liabilities which generally reflects the timing differences between years of cash receipts on trade receivables. The increase in cash provided by operating activities in 1999 compared to 1998 was due to an increase in net income, adjusted for non-cash components and the changes in operating assets and liabilities.

         Financing activities used cash of $16.2 million, $4.1 million and $4.7 million in 2000, 1999 and 1998, respectively. In October 1998, the Company redeemed early $2,500,000 of 10.25% First Mortgage Bonds. As of September 30, 2000, 1999 and 1998, the Company had borrowings on its revolving credit agreement of $6.3 million, $17.2 million and $12.7 million, respectively. Of these amounts, $15.9 million and $12.7 million for 1999 and 1998, respectively, was related to the purchase of short-term federal obligations for shares tax planning purposes. These investments matured in early October of each year and the proceeds were used to repay the corresponding short-term debt. Because of recent changes in the applicable tax code, no such purchases were made in 2000.

         Cash used in investing activities reflects the capital-intensive nature of the Company's business. During 2000, 1999, and 1998, the Company used cash for construction of distribution and storage facilities, purchases of equipment and other general improvements of $11.6 million, $10.0 million and $7.6 million, respectively.

         The Company expects fiscal 2001 capital expenditures by Mobile Gas to be approximately $13.9 million. These expenditures will be for normal construction activity, expansion of its distribution system into higher growth areas, pipeline and related equipment to serve a new gas-fired electric generation facility, equipment purchases and other general improvements.

         Bay Gas has entered into a contract to provide storage services to Southern Company Services, Inc. as agent for certain Southern Company subsidiaries. In order to provide the storage service under the terms of the contract, Bay Gas is constructing a second salt dome cavern and installing related equipment. Phase I of the development, which is expected to be completed by December 2002, will provide sufficient working storage capacity so that Bay Gas can begin providing storage services under the contract noted above. Further expansion of the cavern in Phase II will provide additional working storage capacity and is intended to be accomplished by fiscal year 2004 without interruption of storage operations. Bay Gas expects fiscal 2001 costs relating to the additional cavern and related equipment to be approximately $9.8 million. The total cost of both phases of cavern construction will be approximately $35 million, including capitalized interest. In order to accommodate new transportation customers, Bay Gas will also construct two new pipelines to expand and/or extend its existing pipeline. Both pipelines are expected to be completed by June 2001 and will cost a total of approximately $20 million, including capitalized interest. The expansion of the storage facilities and the construction of the new pipelines will be funded through the issuance of long-term debt and from cash generated by Bay Gas' operations. In conjunction with the expansion, Bay Gas expects to complete the sale of $55,000,000 of 8.45% senior secured notes, to be guaranteed by EnergySouth, in December 2000. The proceeds from the sale of the notes will be used toward the construction of the new cavern, pipelines and related equipment; to refinance $18,670,000 of existing debt incurred to construct the first salt dome cavern; to repay a $2,650,000 note to Mobile Gas for the financing of base gas in the existing storage cavern; and to pay a make-whole premium of approximately $2,000,000 related to the refinancing of the existing debt, which will be expensed as debt extinguishment costs.

         Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At September 30, 2000 the Company had $13,670,000 available for borrowing on its revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices; the prices of alternate fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing the planned cavity development project; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of highly volatile natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company's ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company's service area, and the Company's dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133 "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At September 30, 2000 the Company had approximately $58.0 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" under Item 7 above for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in the Company's outside auditors as to which disagreements on accounting and financial disclosure would be required to be disclosed.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

         For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

         Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

         Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


         (a), (d)  Financial Statements and Financial Statement Schedules

                    See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows
                    Part IV hereof.

             (3)     Exhibits - See Exhibit Index on pages E-1 through E-5.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.

         (c)        Exhibits filed with this report are attached hereto.

                                   Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENERGYSOUTH, INC.
                                         -------------------------------------
                                                       Registrant



December 29, 2000                    By:     /s/ Charles P. Huffman
                                         -------------------------------------
                                         Charles P. Huffman, Vice President,
                                         Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                                        Title                                   Date
                ---------                                        -----                                   ----

  /s/ William J. Hearin                          Director, Chairman                      December 29, 2000
------------------------------------------
William J. Hearin


  /s/ Walter L. Hovell                           Director, Vice-Chairman                 December 29, 2000
------------------------------------------
Walter L. Hovell

                                                 Director, President and
                                                 Chief Executive Officer
  /s/ John S. Davis                              (Principal Executive Officer)           December 29, 2000
------------------------------------------
John S. Davis

                                                 Vice President, Chief Financial
                                                 Officer and Treasurer (Principal
  /s/ Charles P. Huffman                         Financial and Accounting Officer)       December 29, 2000
------------------------------------------
Charles P. Huffman


 /s/ John C. Hope                                Director                                December 29, 2000
------------------------------------------
John C. Hope

  /s/ Gaylord C. Lyon                                              Director              December 29, 2000
------------------------------------------
Gaylord C. Lyon


  /s/ Judy A. Marston                                              Director              December 29, 2000
------------------------------------------
Judy A. Marston


  /s/ S. Felton Mitchell, Jr.                                      Director              December 29, 2000
------------------------------------------
S. Felton Mitchell, Jr.


  /s/ G. Montgomery Mitchell                                       Director              December 29, 2000
------------------------------------------
G. Montgomery Mitchell


  /s/ Harris V. Morrissette                                        Director              December 29, 2000
------------------------------------------
Harris V. Morrissette


  /s/ F. B. Muhlfeld                                               Director              December 29, 2000
------------------------------------------
F. B. Muhlfeld


  /s/ E. B. Peebles, Jr.                                           Director              December 29, 2000
------------------------------------------
E. B. Peebles, Jr.


  /s/ Thomas B. Van Antwerp                                        Director              December 29, 2000
------------------------------------------
Thomas B. Van Antwerp

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                            F-2

Consolidated Statements of Income for the years ended
         September 30, 2000, 1999 and 1998                                              F-3

Consolidated Balance Sheets, September 30, 2000 and 1999                                F-4

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 2000, 1999 and 1998                          F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 2000, 1999 and 1998                                              F-7

Notes to Consolidated Financial Statements                                              F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 2000, 1999 and 1998                               S-1


Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
EnergySouth, Inc.
Mobile, Alabama

         We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index referred to in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, the Company changed its method of accounting for unbilled revenue and organizational costs effective October 1, 1998.



 /s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Atlanta, Georgia
November 2, 2000
(December 20, 2000 as to Note 10)

CONSOLIDATED
STATEMENTS OF INCOME

Years Ended September 30, (in thousands, except per share data)              2000           1999           1998
                                                                           --------       --------       --------
Operating Revenues
  Gas Revenues                                                             $ 69,714       $ 63,889       $ 70,740
  Merchandise Sales                                                           2,913          2,827          2,920
  Other                                                                       1,470          1,344          1,329
                                                                           --------       --------       --------
       Total Operating Revenues                                              74,097         68,060         74,989
                                                                           --------       --------       --------
Operating Expenses
  Cost of Gas                                                                19,995         16,183         22,896
  Cost of Merchandise                                                         2,273          2,231          2,255
  Operations and Maintenance                                                 20,218         18,829         18,904
  Depreciation                                                                6,735          6,467          6,278
  Taxes, Other Than Income Taxes                                              5,622          5,362          5,592
                                                                           --------       --------       --------
       Total Operating Expenses                                              54,843         49,072         55,925
                                                                           --------       --------       --------
Operating Income                                                             19,254         18,988         19,064
                                                                           --------       --------       --------
Other Income and (Expense)
  Interest Expense                                                           (5,043)        (5,214)        (5,533)
  Allowance for Borrowed Funds Used During Construction                         180             49             60
  Interest Income                                                               439            315            319
  Minority Interest                                                            (768)          (511)          (526)
                                                                           --------       --------       --------
       Total Other Income (Expense)                                          (5,192)        (5,361)        (5,680)
                                                                           --------       --------       --------
Income Before Income Taxes                                                   14,062         13,627         13,384
Income Taxes (Note 4)                                                         5,270          5,003          4,967
                                                                           --------       --------       --------
Income Before Cumulative Effect of Changes in Accounting Principles           8,792          8,624          8,417
Cumulative Effect on Prior Years of Change in Accounting Principles
 (Net of Income Tax Benefit of $198)(Note 1)                                     --           (349)            --
                                                                           --------       --------       --------
Net Income                                                                 $  8,792       $  8,275       $  8,417
                                                                           ========       ========       ========
Basic Earnings Per Share:
  Income Before Cumulative Effect of Changes in Accounting Principles      $   1.79       $   1.77       $   1.73
  Cumulative Effect of Accounting Changes                                        --          (0.07)            --
                                                                           --------       --------       --------
       Net Income                                                          $   1.79       $   1.70       $   1.73
                                                                           ========       ========       ========
Diluted Earnings Per Share:
  Income Before Cumulative Effect of Changes in Accounting Principles      $   1.78       $   1.75       $   1.71
  Cumulative Effect of Accounting Changes                                        --          (0.07)            --
                                                                           --------       --------       --------
       Net Income                                                          $   1.78       $   1.68       $   1.71
                                                                           ========       ========       ========
Pro Forma Amounts Assuming Retroactive Application
 of Accounting Changes:
  Net Income                                                                              $  8,624       $  8,454
                                                                                          ========       ========
  Basic Earnings Per Share                                                                $   1.77       $   1.74
                                                                                          ========       ========
  Diluted Earnings Per Share                                                              $   1.75       $   1.72
                                                                                          ========       ========
Average Common Shares Outstanding
  Basic                                                                       4,904          4,884          4,865
  Diluted                                                                     4,944          4,933          4,926


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
BALANCE SHEETS

ASSETS

September 30, (in thousands)                                       2000            1999
                                                                ---------       ---------
CURRENT ASSETS
  Cash and Cash Equivalents                                     $   8,691       $  22,875
  Receivables
    Gas                                                             6,168           4,099
    Unbilled Revenue (Note 1)                                         989             886
    Merchandise                                                     2,992           2,921
    Other                                                             767             609
    Allowance for Doubtful Accounts                                  (749)           (652)
  Materials, Supplies, and Merchandise (At Average Cost)            2,117           1,352
  Gas Stored Underground For Current Use (At Average Cost)          1,870           1,180
  Deferred Income Taxes                                             1,037           1,129
  Prepayments                                                       1,376           1,403
                                                                ---------       ---------
        Total Current Assets                                       25,258          35,802
                                                                ---------       ---------
PROPERTY, PLANT, AND EQUIPMENT (NOTE 2)                           185,846         175,768
  Less: Accumulated Depreciation and Amortization                  54,811          49,855
                                                                ---------       ---------
       Property, Plant, and Equipment - Net                       131,035         125,913
  Construction Work in Progress                                     3,316           3,763
                                                                ---------       ---------
        Total Property, Plant, and Equipment                      134,351         129,676
                                                                ---------       ---------
OTHER ASSETS
  Regulatory Assets (Note 4)                                          460             738
  Deferred Charges                                                    792             530
  Prepayments                                                         962           1,219
  Merchandise Receivables Due After One Year                        5,557           5,670
                                                                ---------       ---------
        Total Other Assets                                          7,771           8,157
                                                                ---------       ---------
             TOTAL                                              $ 167,380       $ 173,635
                                                                =========       =========



See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND CAPITALIZATION

September 30, (in thousands, except share data)            2000          1999
                                                         --------      --------
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 3)          $  2,795      $    962
  Notes Payable                                             6,330        17,177
  Accounts Payable                                          5,679         4,349
  Dividends Declared                                        1,228         1,150
  Customer Deposits                                         1,449         1,428
  Taxes Accrued                                             3,546         3,182
  Interest Accrued                                          1,551         1,612
  Deferred Purchased Gas Adjustment                             2           754
  Other                                                     1,128         1,723
                                                         --------      --------
          Total Current Liabilities                        23,708        32,337
                                                         --------      --------
OTHER LIABILITIES
  Accrued Pension Cost  (Note 6)                              769         1,189
  Accrued Postretirement Benefit Cost (Note 6)                932         1,112
  Deferred Income Taxes                                    12,378        11,705
  Deferred Investment Tax Credits                             366           392
  Other                                                     1,485         1,147
                                                         --------      --------
          Total Other Liabilities                          15,930        15,545
                                                         --------      --------
               Total Liabilities                           39,638        47,882
                                                         --------      --------
  Commitments and Contingencies (Note 7)                       --            --
                                                         --------      --------
CAPITALIZATION
  Stockholders' Equity (Note 5)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares; Outstanding
     2000 - 4,912,000; 1999 - 4,894,000 Shares)                49            49
    Capital in Excess of Par Value                         18,919        18,563
    Retained Earnings                                      49,576        45,542
                                                         --------      --------
         Total Stockholders' Equity                        68,544        64,154
  Minority Interest                                         3,976         3,582
  Long-Term Debt (Less Current Maturities) (Note 3)        55,222        58,017
                                                         --------      --------
              Total Capitalization                        127,742       125,753
                                                         --------      --------
                    Total                                $167,380      $173,635
                                                         ========      ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY


                                                        Common Stock
                                                   ----------------------    Capital in
                                                   Number of        Par       Excess of     Retained
(In thousands, except per share data)                Shares        Value      Par Value     Earnings
                                                   ---------      -------    ----------     --------
BALANCE AT SEPTEMBER 30, 1997                         4,854       $    49      $17,746      $37,382
Net Income                                                                                    8,417
Dividend Reinvestment Plan                               16                        369
Cash Paid in Lieu of Fractional Shares
  for Stock Conversion                                                              (6)
Exercise of Stock Options                                 2                         26
Cash Dividends Common Stock - $.84 per share                                                 (4,088)
                                                    -------       -------      -------      -------
BALANCE AT SEPTEMBER 30, 1998                         4,872            49       18,135       41,711
Net Income                                                                                    8,275
Dividend Reinvestment Plan                               19                        386
Exercise of Stock Options                                 3                         42
Cash Dividends Common Stock - $.91 per share                                                 (4,444)
                                                    -------       -------      -------      -------
BALANCE AT SEPTEMBER 30, 1999                         4,894            49       18,563       45,542
Net Income                                                                                    8,792
Dividend Reinvestment Plan                               18                        356
Cash Dividends Common Stock - $.97 per share                                                 (4,758)
                                                    -------       -------      -------      -------
BALANCE AT SEPTEMBER 30, 2000                         4,912       $    49      $18,919      $49,576
                                                    =======       =======      =======      =======


See  Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
CASH FLOWS

Years Ended September 30, (in thousands)                    2000           1999           1998
                                                          --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  8,792       $  8,275       $  8,417
  Depreciation and Amortization                              7,079          6,795          6,596
  Organization and Start-Up Costs Written Off                   --          1,003             --
  Provision for Losses on Accounts Receivable                  431            396            534
  Provision for Deferred Income Taxes                        1,042          1,129            745
  Provision for Deferred Gas Cost                               --            176             55
  Minority Interest                                            395            206            391
  Changes in Operating Assets and Liabilities               (4,126)           510         (2,177)
                                                          --------       --------       --------
        Net Cash Provided by Operating Activities           13,613         18,490         14,561
                                                          --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                     (11,586)       (10,026)        (7,642)
                                                          --------       --------       --------
        Net Cash Used In Investing Activities              (11,586)       (10,026)        (7,642)
                                                          --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                 (962)        (4,600)        (2,930)
  Changes in Short-Term Borrowings                         (10,847)         4,512          1,965
  Payment of Dividends, Net of Dividend Reinvestment        (4,402)        (4,016)        (3,699)
                                                          --------       --------       --------
        Net Cash Used by Financing Activities              (16,211)        (4,104)        (4,664)
                                                          --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (14,184)         4,360          2,255
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              22,875         18,515         16,260
                                                          --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  8,691       $ 22,875       $ 18,515
                                                          ========       ========       ========
CASH PAID DURING THE YEAR FOR:
  Interest                                                $  5,029       $  5,216       $  5,558
                                                          --------       --------       --------
  Income Taxes                                            $  3,681       $  4,153       $  3,886
                                                          --------       --------       --------


See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services, Inc. (Storage); MGS Marketing Services, Inc. (Marketing); an 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owner's proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated. All references to number of shares, per share amounts, stock option data and market prices presented throughout the financial statements have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth common stock, effective February 2, 1998.

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

Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules. Any over or under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company's Balance Sheet. Mobile Gas' rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company's operating margin. The adjustment is calculated monthly and applied to customers' bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential and small commercial customers.

PROPERTY, PLANT, AND EQUIPMENT

Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $7,290,000 and $7,660,000 at September 30, 2000 and 1999,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

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

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the APSC. For the years ended September 30, 2000 and 1999, approved depreciation rates averaged approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

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

EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 40,000, 49,000, and 61,000, for the years ended September 30, 2000, 1999, and 1998, respectively. These differences in equivalent shares are from outstanding stock options.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

The Company reviews its long-lived assets whenever indications of impairment are present. If any assets are determined to be impaired, such assets would be written down to their estimated fair market values. The Company does not believe it has any assets which are currently impaired.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137 (SFAS

137) was issued which defers the effective date of SFAS 133 for the Company until the first quarter of fiscal 2001. The Company does not anticipate that SFAS 133 will have a significant impact on the financial statements.

Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), and recorded a cumulative effect of change in accounting method expense of $584,000, or $0.12 per share, net of tax, as a result of expensing organization and start-up costs previously capitalized. The effect on current and future years operating income as a result of not expensing the amortization of such costs is not material to the financial statements.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform with the 2000 financial statement presentation.

2. PROPERTY

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                                 2000       1999
                                                               --------   --------
Distribution plant                                             $115,967   $107,714
General Plant                                                    18,019     17,249
Storage plant                                                    38,977     37,708
Transmission plant                                                3,485      3,485
Acquisition adjustment                                            9,398      9,612
                                                               --------   --------
           Total property, plant, and equipment                $185,846   $175,768
                                                               ========   ========

3. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):


                                                      2000       1999
                                                     -------   -------
Mobile Gas Service Corporation
      First Mortgage Bonds
           8.75% Series, due July 1, 2022            $12,000   $12,000
           7.48% Series, due July 1, 2023             12,000    12,000
           7.27% Series, due November 1, 2006         12,000    12,000
      9% Note, due May 13, 2013                        3,347     3,480
Bay Gas Storage Company, Ltd.
      8.19% Guaranteed Senior Secured Notes,
       due December 1, 2014                           18,670    19,499
                                                     -------   -------
           Total                                      58,017    58,979
Less amounts due within one year                       2,795       962
                                                     -------   -------
           Long-term debt                            $55,222   $58,017
                                                     =======   =======

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2000 are as follows: 2001 - $2,795,000; 2002 - $2,834,000; 2003 - $2,931,000; 2004 - $4,267,000 and 2005 - $4,382,000.
The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are expected to have a significant impact on the Company's ability to pay dividends in the future. Substantially all of the property of the Company is pledged as collateral for the long-term debt.

At September 30, 2000, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 2000 and 1999 were $13.7 million and $2.8 million, respectively. The interest rate on short-term debt outstanding at September 30, 2000 and 1999 was 7.4% and 6.4%, respectively.

4. INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

                                                 2000       1999       1998
                                               -------    -------    -------
Current
      Federal                                  $ 3,862    $ 3,473    $ 3,869
      State                                        355        256        392
                                               -------    -------    -------
           Total Current Taxes                   4,217      3,729      4,261
                                               -------    -------    -------
Deferred
      Federal                                      931        983        662
      State                                        148        119         70
                                               -------    -------    -------
           Total Deferred Taxes                  1,079      1,102        732
                                               -------    -------    -------
Deferred investment tax credit
  amortization                                     (26)       (26)       (26)
                                               -------    -------    -------
           Total income tax expense              5,270      4,805      4,967
                                               -------    -------    -------

Amounts reclassified on the income statement
  to cumulative effect of accounting changes        --        198         --
                                               -------    -------    -------

Total income tax expense before cumulative
  effect of accounting changes                 $ 5,270    $ 5,003    $ 4,967
                                               =======    =======    =======

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                           2000         1999        1998
                                          -------     -------     -------
Income tax expense at federal
  statutory rate                          $ 4,796     $ 4,478     $ 4,550
Excess of book over tax depreciation on
  pre-1981 property additions                 132         127         120
State income taxes                            357         284         305
Other - net                                   (15)        (84)         (8)
                                          -------     -------     -------
           Total income tax expense       $ 5,270     $ 4,805     $ 4,967
                                          =======     =======     =======

Effective tax rate                           37.5%       36.7%       37.1%
                                          =======     =======     =======

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $460,000 and $738,000 at September 30, 2000 and 1999, respectively.

No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                2000      1999
                                               -------   -------
Deferred tax liabilities
          Differences between book and tax
            basis of property                  $13,527   $12,834
          Prepaid insurance                        259       348
          Regulatory assets                        167       267
          Other                                     20        20
                                               -------   -------
              Total deferred tax liabilities    13,973    13,469
                                               -------   -------
Deferred tax assets
          Pension                                  278       430
          Gross receipts taxes                     577       526
          Postretirement benefits                  138       193
          Purchased gas adjustment                   1       272
          Bad debts                                314       262
          Accrued vacation                         211       201
          Other                                  1,113     1,009
                                               -------   -------
              Total deferred tax assets          2,632     2,893
                                               -------   -------
              Net deferred tax liability       $11,341   $10,576
                                               =======   =======

5. CAPITAL STOCK

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (the Plan) provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 350,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant. Transactions under the Plan are summarized on the following page:

For the years ended September 30,                   2000       1999        1998
                                                  --------   --------    --------
Outstanding at beginning of year                   184,150    155,650     157,500
Exercised (at $14.083)                                  --     (3,000)     (1,850)
Granted (at $18.344 - $22.00)                       86,000     31,500          --
                                                  --------   --------    --------
Outstanding at end of year ($14.083 - $22.00)      270,150    184,150     155,650
                                                  --------   --------    --------
     Weighted Average Exercise Price              $ 16.676   $ 15.438    $ 14.083
                                                  --------   --------    --------
     Weighted Average Remaining Life (in years)      6.730      6.500       6.920
                                                  --------   --------    --------
Exercisable at end of year                         160,525    152,650     116,275
                                                  --------   --------    --------
     Weighted Average Exercise Price              $ 14.470   $ 14.083    $ 14.083
                                                  --------   --------    --------
Remaining reserved for issuance at end of year      75,000    161,000      67,500
                                                  --------   --------    --------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $5.78 and $7.71 per option during 2000 and 1999, respectively. There were no options granted during 1998.


Weighted average assumptions used in the pricing model for the years ended
September 30,
                                              2000         1999
                                           ---------    ---------
Risk free interest rate                        6.60%        4.65%
Expected life                              10 years     10 years
Stock price volatility                        38.34%       45.00%
Dividend yield                                 5.09%        4.20%

Had compensation cost been determined in accordance with SFAS 123, the Company's net income and diluted earnings per share would have been $8,702,000, or $1.76 per share and $8,249,000, or $1.67 per share for the years ended September 30, 2000 and 1999, respectively.

At September 30, 2000, 245,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

The following table sets forth the funded status of the plans and the amounts recorded in the financial statements at September 30, (in thousands):

                                                              Pension            Postretirement
                                                              Benefits              Benefits
                                                      --------------------    --------------------
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of the period         $ 20,126    $ 18,729    $  3,674    $  3,543
Service cost                                               724         696          71          85
Interest cost                                            1,461       1,390         251         258
Benefits paid                                           (1,078)     (1,030)       (230)       (212)
(Gain)/loss                                               (107)        341        (210)         --
                                                      --------    --------    --------    --------
Benefit obligation at the end of the period           $ 21,126    $ 20,126    $  3,556    $  3,674
                                                      --------    --------    --------    --------

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of the period       $ 32,043    $ 30,263    $  3,108    $  2,687
Benefits paid                                           (1,078)     (1,030)         --          --
Contributions                                               --          --          28         137
Actual return on plan assets                             1,510       2,810         309         284
                                                      --------    --------    --------    --------
Fair value of plan assets at the end of the period    $ 32,475    $ 32,043    $  3,445    $  3,108
                                                      --------    --------    --------    --------

FUNDED STATUS
Plan assets in excess of benefit obligation           $ 11,349    $ 11,917    $   (111)   $   (566)
Unrecognized net gain                                  (11,752)    (12,596)       (445)       (131)
Prior service cost not yet recognized                      312         351        (376)       (415)
Remaining unrecognized transition asset                   (678)       (861)         --          --
                                                      --------    --------    --------    --------
Accrued benefit cost                                  $   (769)   $ (1,189)   $   (932)   $ (1,112)
                                                      --------    --------    --------    --------

                                                      Pension                  Postretirement
                                                      Benefits                     Benefits
                                             --------------------------    --------------------------
Weighted average assumptions as of
  September 30,                               2000      1999      1998      2000      1999      1998
                                             ------    ------    ------    ------    ------    ------
Average discount rate                         7.5%      7.5%      7.5%      7.5%      7.5%      7.5%
Expected rate of return on plan assets        7.5%      7.5%      7.5%      7.0%      7.0%      7.0%
Rate of compensation increase                 6.1%      6.1%      6.1%

The accumulated postretirement benefit obligation at September 30, 2000 and 1999 was determined using an assumed health care cost trend rate of 7.4% in 2000 and 8.0% in 1999, gradually declining to 5.0% in the fiscal year 2004 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                      1-Percentage-           1-Percentage-
                                                      Point Increase         Point Decrease
                                                    -------------------   --------------------
                                                      2000       1999       2000        1999
                                                    --------   --------   --------    --------
Effect on total of service and
    interest cost components                        $     24   $     30   $    (20)   $    (25)
Effect on postretirement benefit obligations             186        228       (158)       (194)


Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                                   Pension Benefits                Postretirement Benefits
                                          --------------------------------    --------------------------------
                                            2000        1999        1998        2000        1999        1998
                                          --------    --------    --------    --------    --------    --------
Service cost                              $    724    $    696    $    599    $     71    $     85    $     82
Interest cost                                1,461       1,390       1,299         251         258         249
Amortization of transition asset              (183)       (183)       (183)         --          --          --
Amortization of prior service cost              40          40          40         (38)        (38)        (38)
Amortization of unrecognized gain             (394)       (320)       (291)         --          --          --
Expected return on plan assets              (2,068)     (1,886)     (1,731)       (205)       (177)       (156)
                                          --------    --------    --------    --------    --------    --------
Net periodic benefit cost                 $   (420)   $   (263)   $   (267)   $     79    $    128    $    137
                                          ========    ========    ========    ========    ========    ========

The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 2000, 1999, and 1998 were $28,000, $137,000, and $70,000, respectively.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions for the years ended September 30, 2000, 1999, and 1998 were $240,000, $239,000, and $248,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2003, for the purchase, storage and delivery of gas supplies. Minimum payments under these contracts in the fiscal years subsequent to September 30, 2000 are as follows: 2001 - $1,287,000; 2002 - $917,000 and 2003 - $3,000. A
portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from customers.

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

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of merchandise receivables is estimated based on market interest rates for similar receivables at the end of each respective year. The carrying amount of merchandise receivables, as shown below, is net of the reserve for uncollectible merchandise receivables of $676,000 and $581,000 for the years ended September 30, 2000 and 1999, respectively. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of such financial instruments are as follows at September 30, (in thousands):

                                         2000                      1999
                               ------------------------   -----------------------
                                Carrying     Estimated     Carrying    Estimated
                                 Amount      Fair Value     Amount     Fair Value
                               ----------    ----------   ----------   ----------
Merchandise receivables        $    7,873    $    7,881   $    8,010   $    8,068
Long-term debt                     58,017        59,673       58,979       61,627


9. FINANCIAL INFORMATION BY BUSINESS SEGMENT

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information", requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance. The reportable segments disclosed herein were determined based on such factors as the regulatory environment and the types of products and services offered.

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The Company also provides marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services which are aggregated with EnergySouth, the holding company, and included in the Other category. For the years ended September 30, 2000, 1999, and 1998, all segments were located in Southwest Alabama.

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

As of and for the year ended                Natural Gas    Natural Gas
September 30, 2000 (in thousands):          Distribution     Storage      Other     Eliminations    Consolidated
----------------------------------          ------------   -----------   --------   ------------    ------------
Operating revenues                          $     66,793   $     7,052   $  4,435   $     (4,183)   $     74,097
Operating expenses                                53,101         2,426      3,499         (4,183)         54,843
Operating income                                  13,692         4,626        936             --          19,254
Depreciation expense                               5,676         1,048         11             --           6,735
Capital expenditures                              10,995           522         69             --          11,586
Property, plant, and equipment, net              100,491        33,769         91             --         134,351
Total assets                                     112,744        42,630     12,006             --         167,380


As of and for the year ended                Natural Gas    Natural Gas
September 30, 1999 (in thousands):          Distribution     Storage      Other     Eliminations    Consolidated
----------------------------------          ------------   -----------   --------   ------------    ------------
Operating revenues                          $     62,208   $     5,842   $  4,171   $     (4,161)   $     68,060
Operating expenses                                47,872         2,203      3,158         (4,161)         49,072
Operating income                                  14,336         3,639      1,013             --          18,988
Cumulative effect of accounting changes              176          (399)      (126)            --            (349)
Depreciation expense                               5,446         1,019          2             --           6,467
Capital expenditures                               8,836         1,153         37             --          10,026
Property, plant, and equipment, net               95,424        34,217         35             --         129,676
Total assets                                     107,959        53,882     11,794             --         173,635


As of and for the year ended                Natural Gas    Natural Gas
September 30, 1998 (in thousands):          Distribution     Storage      Other     Eliminations    Consolidated
----------------------------------          ------------   -----------   --------   ------------    ------------
Operating revenues                          $     69,430   $     5,339   $  4,354   $     (4,134)   $     74,989
Operating expenses                                54,504         2,215      3,340         (4,134)         55,925
Operating income                                  14,926         3,124      1,014             --          19,064
Depreciation expense                               5,284           994         --             --           6,278
Capital expenditures                               7,354           288         --             --           7,642
Property, plant, and equipment, net               92,402        34,726         --             --         127,128
Total assets                                     104,643        52,200      9,698             --         166,541


10.      SUBSEQUENT EVENTS

Bay Gas has entered into a contract to provide storage services to Southern Company Services, Inc., as agent for certain Southern Company subsidiaries. In order to provide the storage service under the terms of the contract, Bay Gas is constructing a second salt dome cavern and installing related equipment at a cost of approximately $35 million. In order to accommodate new transportation customers, Bay Gas will also construct two new pipelines to expand and/or extend its existing pipeline at a cost of approximately $20 million. The expansion of the storage facilities and the construction of the new pipelines will be funded through the issuance of long-term debt and from cash generated by Bay Gas' operations. In conjunction with the expansion, Bay Gas completed the sale of $55,000,000 of senior secured notes in December 2000. The notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used to construct the cavern, pipelines and related equipment; to refinance $18,670,000 of existing debt incurred to construct the first salt dome cavern; to repay a $2,650,000 note to Mobile Gas for the financing of base gas in the existing storage cavern; and to pay a make-whole premium of approximately $2,000,000 related to the refinancing of the existing debt, which will be expensed as debt extinguishment costs. As a result of the financing, Bay Gas' real property is no longer pledged as collateral for its long-term debt. On December 19, 2000 Bay Gas made its first partnership distribution of approximately $6,400,000. Effective December 20, 2000, Olin elected not to participate in a capital call by Bay Gas, thus reducing their limited interest from 12.5% to 9.1%.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2000 and 1999 is summarized as follows (in thousands, except per share data):

Three Months Ended                           Dec. 31       Mar. 31      Jun. 30       Sep. 30
                                            ----------    ----------   ----------   ----------
2000

Total operating revenues                    $   20,904    $   24,558   $   14,434   $   14,201
Total operating income                           5,623         7,911        2,877        2,843
Net income                                       2,696         4,170        1,029          897

Basic earnings per share                    $     0.55    $     0.85   $     0.21   $     0.18

Diluted earnings per share(1)               $     0.54    $     0.84   $     0.21   $     0.18

1999

Total operating revenues                    $   19,859    $   23,327   $   13,266   $   11,608
Total operating income                           6,130         7,325        3,043        2,490
Income before cumulative effect                  2,898         3,759        1,097          870
Cumulative effect of accounting changes           (381)           --           32           --
Net income                                       2,517         3,759        1,129          870

Basic earnings per share
  Income before cumulative effect           $     0.60    $     0.77   $     0.22   $     0.18
  Cumulative effect of accounting changes        (0.08)           --         0.01           --
    Net income                                    0.52          0.77         0.23         0.18

Diluted earnings per share
  Income before cumulative effect           $     0.59    $     0.76   $     0.22   $     0.18
  Cumulative effect of accounting changes        (0.08)           --         0.01           --
    Net income                                    0.51          0.76         0.23         0.18


The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

(1) The sum of the quarterly amounts does not equal the year's amount due to rounding of the quarterly amounts or a changing number of average shares.

                                                                     SCHEDULE II


                       ENERGYSOUTH, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
                                 (in thousands)



              COLUMN A                  COLUMN B                 COLUMN C                COLUMN D            COLUMN E
              --------                  --------                 --------                --------            --------

                                                                ADDITIONS
                                                        -------------------------

                                                          CHARGED        CHARGED
                                       BALANCE AT        TO COSTS        TO OTHER                            BALANCE
                                       BEGINNING            AND          ACCOUNTS       DEDUCTIONS            AT END
            DESCRIPTION                 OF YEAR          EXPENSES         AMOUNT          AMOUNT             OF YEAR
            -----------                ----------        --------        --------       ----------           -------
Reserves deducted from assets
to which they apply - Allowance
for doubtful accounts:

September 30, 2000                        $652              $431                          $334(1)              $749
September 30, 1999                        $610              $396                          $354(1)              $652
September 30, 1998                        $522              $533                          $445(1)              $610



NOTES:
     (1)  Amounts written off - net of recoveries.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER        DESCRIPTION    (Exhibits prior to February 2, 1998 filed by Mobile Gas)
    -------       -----------
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

  10(a)           Transportation agreement between Mobile Gas Service
                  Corporation and Alabama Power Company dated February 18, 1999
                  (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999)(3)

  10(b)           Agreement for Firm and Interruptible Storage Service between
                  Bay Gas Storage Company, Ltd. and Southern Company Services,
                  Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31,
                  1999)(3)

  10(b)-1         Letter agreement dated July 19, 2000, modifying Agreement for
                  Firm and Interruptible Storage Services between Bay Gas
                  Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999(1)(3)

  10(b)-2         Storage Service Agreement between Bay Gas Storage Company,
                  Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000(1)(3)

  10(c)           Agreement for Firm Intrastate Transportation Services between
                  Bay Gas Storage Company, Ltd. and Alabama Power Company dated
                  April 8, 1999 (incorporated by reference to Exhibit 10(c) to
                  Form 10-Q for the quarter ended March 31, 1999)(3)

  10(c)-1         Letter agreement dated July 19, 2000, modifying Agreement for
                  Firm Intrastate Transportation Services between Bay Gas
                  Storage Company, Ltd. and Alabama Power Company dated April 8,
                  1999(1)(3)

   10(d)-5 NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998
                  (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

   10(e)-4        Gas Sale and Purchase Contract between Coral Energy Resources,
                  L.P. as Seller and Mobile Gas Service Corporation as Buyer dated as of July 1, 2000(1)(3)

   10(f)-1        Agreement for Sale and Purchase of Gas - Mobile Plant dated
                  August 10, 1995 between Mobil Natural Gas Inc. and Mobile Gas
                  Service (incorporated by reference to Exhibit 10(f) to Form
                  10-K for fiscal year ended September 30, 1995)(3)

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

   10(g)-1        Supplemental Deferred Compensation Agreement with John S.
                  Davis dated December 10, 1999 (incorporated by reference to
                  Exhibit 10(g)-1 to Form 10-K for fiscal year ended September
                  30, 1999)(2)

   10(h)          Transportation Agreement between Mobile Gas and Mobile Energy
                  LLC dated November 12, 1999 (incorporated by reference to
                  Exhibit 10(h) to Form 10-K for fiscal year ended September 30,
                  1999)(3)

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

   10(j) Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended
                  September 30, 1992)

   10(j)-1 Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September 30, 1999)(2)

   10(k)-1        Amended and Restated Supplemental Deferred Compensation
                  Agreement with Walter L. Hovell, dated December 11, 1992
                  (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992)(2)

   10(k)-2        Amendment to Amended and Restated Supplemental Deferred
                  Compensation Agreement dated January 27, 1995 between the
                  Company and Walter L. Hovell (incorporated by reference to
                  Exhibit 10(k)-2 to Form 8-K Current Report dated January 27,
                  1995)(2)

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

   10(o)-1        Transportation Agreement between Mobile Gas Service
                  Corporation and Tuscaloosa Steel Corporation dated as of May
                  15, 1995 (incorporated by reference to Exhibit 10(o) to Form
                  10-K for fiscal year ended September 30, 1995)(3)

   10(o)-2 Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel
                  Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September 30, 1996)(3)

   10(q) Guaranty Agreement by Mobile Gas Service Corporation, dated as of October 1, 1992, relating to Indenture of Bay Gas Storage
                  Company, Ltd. (incorporated by reference to Exhibit 10(q) to
                  Form 10-K for fiscal year ended September 30, 1992)

   10(r)          Amended and Restated Stock Option Plan of EnergySouth, Inc.
                  (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998)(2)

   10(s)          Mobile Gas Service Corporation Incentive Compensation Plan
                  (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992)(2)(4)

   10(t)          Agreement for Purchase and Sale of Assets by and between The
                  Utilities Board of the Town of Citronelle and Mobile Gas
                  Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended
                  September 30, 1993)

   10(u) Revolving Credit Agreement dated September 30, 1999 by and among EnergySouth, Inc. as Borrower, AmSouth Bank, N.A. as
                  Agent, and AmSouth Bank, N.A., Regions Bank, Whitney National
                  Bank, South Alabama Bank, Southtrust Bank, N.A., and
                  Commonwealth National Bank as Lenders (incorporated by reference to Exhibit 10(u) to Form 10-K for fiscal year ended
                  September 30, 1999)

   10(x)          Letter dated October 7, 1994 from Mobile Gas Service
                  Corporation to John S. Davis confirming terms of employment
                  (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994)(2)

   10(z)-1        Amended and Restated EnergySouth, Inc. Non-Employee Directors
                  Deferred Fee Plan(1)(2)

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