Form 10-Q
period 2000-12-31
ENERGYSOUTH INC
filed 2001-02-14
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 6, 2001 - 4,920,318 shares.

                                ENERGYSOUTH, INC.



                                      INDEX



                                                                                              Page No.
                                                                                              --------

PART I.           Financial Information (Unaudited):

                  Consolidated Balance Sheets - December 31,
                  2000 and 1999 and September 30, 2000                                         3 - 4


                  Consolidated Statements of Income - Three and
                  Twelve Months Ended December 31, 2000 and 1999                                   5


                  Consolidated Statements of Retained Earnings -
                  Three and Twelve Months Ended December 31, 2000
                  and 1999                                                                         6


                  Consolidated Statements of Cash Flows - Three
                  Months Ended December 31, 2000 and 1999                                          6


                  Notes to Consolidated Financial Statements                                   7 - 8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                9 - 15

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                      15

PART II. Other Information                                                                    16 - 17


Exhibit Index                                                                                      18

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                               December 31,              September 30,
Assets                                                                    2000              1999              2000
                                                                      ------------------------------     -------------
                                                                               (Unaudited)

CURRENT ASSETS:
  Cash and Cash Equivalents                                           $     18,614      $      4,951      $      8,691
  Temporary Investments                                                     18,298                --                --
  Receivables:
    Gas                                                                     16,375             7,786             6,168
    Unbilled Revenue (Note 7)                                                7,474             4,064               989
    Merchandise                                                              3,047             3,042             2,992
    Other                                                                      834               659               767
    Allowance for Doubtful Accounts                                           (940)             (728)             (749)
  Materials, Supplies, and Merchandise (at average cost)                     2,245             1,539             2,117
  Gas Stored Underground (at average cost)                                     455               966             1,870
  Deferred Income Taxes                                                      2,658             1,719             1,037
  Prepayments                                                                1,473             1,459             1,376
                                                                      ------------      ------------      ------------

        Total Current Assets                                                70,533            25,457            25,258
                                                                      ------------      ------------      ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                           186,796           178,321           185,846
  Less Accumulated Depreciation and Amortization                            56,229            51,054            54,811
                                                                      ------------      ------------      ------------
      Property, Plant, and Equipment in Service - Net                      130,567           127,267           131,035

Construction Work in Progress                                                8,412             2,493             3,316
                                                                      ------------      ------------      ------------

        Total Property, Plant, and Equipment                               138,979           129,760           134,351
                                                                      ------------      ------------      ------------


OTHER ASSETS:
  Regulatory Assets                                                            410               611               460
  Deferred Charges                                                             738               510               792
  Prepayments                                                                1,177             1,081               962
  Merchandise Receivables Due After One Year                                 5,670             5,662             5,557
                                                                      ------------      ------------      ------------

        Total Other Assets                                                   7,995             7,864             7,771
                                                                      ------------      ------------      ------------

            Total                                                     $    217,507      $    163,081      $    167,380
                                                                      ============      ============      ============



See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                                      December 31,              September 30,
Liabilities and Capitalization                                   2000              1999              2000
                                                            -------------------------------     -------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                      $       1,846     $       2,746     $       2,795
  Notes Payable                                                    10,573             4,130             6,330
  Accounts Payable                                                 11,294             3,525             5,679
  Dividends Declared                                                1,229             1,152             1,228
  Customer Deposits                                                 1,466             1,420             1,449
  Taxes Accrued                                                     5,909             4,287             3,546
  Deferred Purchased Gas Adjustment                                 3,705             1,485                 2
  Interest Accrued                                                  1,529             1,395             1,551
  Other                                                             1,201             1,594             1,128
                                                            -------------     -------------     -------------

          Total Current Liabilities                                38,752            21,734            23,708
                                                            -------------     -------------     -------------

OTHER LIABILITIES:
  Accrued Pension Cost                                                666             1,076               769
  Accrued Postretirement Benefit Cost                                 913             1,093               932
  Deferred Income Taxes                                            12,575            12,181            12,378
  Deferred Investment Tax Credits                                     360               386               366
  Other                                                             1,578             1,216             1,485
                                                            -------------     -------------     -------------

          Total Other Liabilities                                  16,092            15,952            15,930
                                                            -------------     -------------     -------------

              Total Liabilities                                    54,844            37,686            39,638
                                                            -------------     -------------     -------------

CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares;
     Outstanding:
        December 2000 - 4,917,000 Shares;
        December 1999 -  4,898,000 Shares;
        September 2000 - 4,912,000 Shares)                             49                49                49
    Capital in Excess of Par Value                                 19,082            18,661            18,919
    Retained Earnings                                              49,665            47,086            49,576
                                                            -------------     -------------     -------------
         Total Stockholders' Equity                                68,796            65,796            68,544
  Minority Interest                                                 3,116             3,763             3,976
  Long-Term Debt (Less Current Maturities)                         90,751            55,836            55,222
                                                            -------------     -------------     -------------

            Total Capitalization                                  162,663           125,395           127,742
                                                            -------------     -------------     -------------

                 Total                                      $     217,507     $     163,081     $     167,380
                                                            =============     =============     =============



See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                 Three Months                Twelve Months
                                                                              Ended December 31,           Ended December 31,
                                                                          -------------------------     -------------------------
                                                                             2000           1999           2000           1999
                                                                          ----------     ----------     ----------     ----------
Operating Revenues
 Gas Revenues                                                             $   32,811     $   19,650     $   82,883     $   64,944
 Merchandise Sales                                                               981            887          3,007          2,841
 Other                                                                           348            367          1,455          1,322
                                                                          ----------     ----------     ----------     ----------
    Total Operating Revenues                                                  34,140         20,904         87,345         69,107
                                                                          ----------     ----------     ----------     ----------

Operating Expenses
 Cost  of Gas                                                                 17,933          6,120         31,815         17,427
 Cost of Merchandise                                                             774            675          2,372          2,241
 Operations and Maintenance                                                    5,611          5,209         20,622         19,036
 Depreciation                                                                  1,815          1,725          6,825          6,515
 Taxes, Other Than Income Taxes                                                2,227          1,552          6,299          5,408
                                                                          ----------     ----------     ----------     ----------
    Total Operating Expenses                                                  28,360         15,281         67,933         50,627
                                                                          ----------     ----------     ----------     ----------

Operating Income                                                               5,780          5,623         19,412         18,480
                                                                          ----------     ----------     ----------     ----------

Other Income and (Expense)
  Interest Expense                                                            (1,464)        (1,322)        (5,212)        (5,127)
  Allowance for Borrowed Funds Used During Construction                           49             39            190             76
  Interest Income                                                                199            130            535            422
  Minority Interest                                                             (235)          (181)          (822)          (529)
                                                                          ----------     ----------     ----------     ----------
       Total Other Income (Expense)                                           (1,451)        (1,334)        (5,309)        (5,158)
                                                                          ----------     ----------     ----------     ----------

Income Before Income Taxes                                                     4,329          4,289         14,103         13,322

Income Taxes                                                                   1,588          1,593          5,265          4,900
                                                                          ----------     ----------     ----------     ----------

Income Before Extraordinary Loss and Cumulative Effect of a Change
  in Accounting Principle                                                      2,741          2,696          8,838          8,422
                                                                          ----------     ----------     ----------     ----------

Extraordinary Loss on Early  Extinguishment of Debt (Net of Income
  Tax Benefit of $808) (Note 7)                                               (1,423)            --         (1,423)            --

Cumulative Effect to October 1, 1998 of Expensing Start-Up Costs (Net
  of Income Taxes of $19)                                                         --             --             --             32
                                                                          ----------     ----------     ----------     ----------

Total Extraordinary Loss and Cumulative Effect (Net of Tax)                   (1,423)            --         (1,423)            32
                                                                          ----------     ----------     ----------     ----------

Net Income                                                                $    1,318     $    2,696     $    7,415     $    8,454
                                                                          ==========     ==========     ==========     ==========

Basic Earnings Per Share:
  Income Before Unusual Items                                             $     0.56     $     0.55     $     1.80     $     1.72
  Extraordinary Loss on Early Extinguishment of Debt                           (0.29)    $       --          (0.29)    $       --
  Cumulative Effect of Accounting Changes                                         --             --             --           0.01
                                                                          ----------     ----------     ----------     ----------
    Net Income                                                            $     0.27     $     0.55     $     1.51     $     1.73
                                                                          ==========     ==========     ==========     ==========

Diluted Earnings Per Share:
  Income Before Unusual Items                                             $     0.55     $     0.54     $     1.78     $     1.70
  Extraordinary Loss on Early Extinguishment of Debt                           (0.29)    $       --          (0.29)    $       --
  Cumulative Effect of Accounting Changes                                         --             --             --           0.01
                                                                          ----------     ----------     ----------     ----------
    Net Income                                                            $     0.26     $     0.54     $     1.49     $     1.71
                                                                          ==========     ==========     ==========     ==========

Average Common Shares Outstanding:
  Basic                                                                        4,916          4,898          4,909          4,890
                                                                          ==========     ==========     ==========     ==========
  Diluted                                                                      4,974          4,947          4,952          4,938
                                                                          ==========     ==========     ==========     ==========




See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                                                    Three Months                Twelve Months
                                                                Ended December 31,           Ended December 31,
                                                            -------------------------     -------------------------
                                                              2000            1999            2000          1999
                                                            ----------     ----------     ----------     ----------

Balance at Beginning of Period                              $   49,576     $   45,542     $   47,086     $   43,156
Net Income                                                       1,318          2,696          7,415          8,454
                                                            ----------     ----------     ----------     ----------
     Total                                                      50,894         48,238         54,501         51,610
Less:  Dividends                                                 1,229          1,152          4,836          4,524
                                                            ----------     ----------     ----------     ----------
Balance at End of Period                                    $   49,665     $   47,086     $   49,665     $   47,086
                                                            ==========     ==========     ==========     ==========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                              Three Months
                                                                           Ended December 31,
                                                                      --------------------------
                                                                         2000            1999
                                                                      ----------      ----------

Cash Flows Used by Operating Activities                               $   (2,126)     $   (1,581)
                                                                      ----------      ----------

Cash Flows Used In Investing Activities -
     Capital Expenditures                                                 (6,469)         (1,845)
     Changes in Temporary Investments                                    (18,298)             --
                                                                      ----------      ----------
     Net Cash Used in Investing Activities                               (24,767)         (1,845)
                                                                      ----------      ----------
Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                                         (20,420)           (398)
     Proceeds from Issuance of Long-Term Debt                             55,000              --
     Changes in Short-Term Borrowings                                      4,243         (13,047)
     Payment of Dividends, Net of Dividend Reinvestment                   (1,135)         (1,053)
     Partnership Distributions                                              (872)             --
                                                                      ----------      ----------

     Net Cash Provided (Used) by Financing Activities                     36,816         (14,498)
                                                                      ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                       9,923         (17,924)
                                                                      ----------      ----------

Cash and Cash Equivalents at Beginning of Period                           8,691          22,875
                                                                      ----------      ----------

Cash and Cash Equivalents at End of Period                            $   18,614      $    4,951
                                                                      ==========      ==========


See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services (Storage); MGS Marketing Services, Inc. (Marketing); a 90.9% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). See "Liquidity and Capital Resources" under Management's Discussion and Analysis below for recent changes in Storage's ownership percentage in Bay Gas. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal year 2001 financial statement presentation.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2000.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2000 and 1999 are not indicative of the results to be expected for the full year.

Note 4. As of October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of these standards did not have a significant impact on the financial statements.

Note 5. The Company is principally engaged in two reportable business segments:
Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Marketing, Mobile Gas, and Services, the Company also provides marketing, merchandising, and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other category. All segments are located in Southwest Alabama.

Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment.

As of and for the three months ended       NATURAL GAS     NATURAL GAS
December 31, 2000 (in thousands)          DISTRIBUTION       STORAGE            OTHER         ELIMINATIONS      CONSOLIDATED
-------------------------------------     ------------     ------------      ------------     ------------      ------------
Operating Revenues                        $     31,912     $      2,024      $      1,329     $     (1,125)     $     34,140
Operating Expenses                              27,648              637             1,200           (1,125)           28,360
Operating Income                                 4,264            1,387               129               --             5,780
Extraordinary (Loss)                                --           (1,423)               --               --            (1,423)


As of and for the three months ended       NATURAL GAS     NATURAL GAS
December 31, 1999 (in thousands)          DISTRIBUTION       STORAGE           OTHER         ELIMINATIONS      CONSOLIDATED
-------------------------------------     ------------     ------------     ------------     ------------      ------------
Operating Revenues                        $     19,100     $      1,581     $      1,253     $     (1,030)     $     20,904
Operating Expenses                              14,795              574              942           (1,030)           15,281
Operating Income                                 4,305            1,007              311               --             5,623


As of and for the twelve months ended      NATURAL GAS     NATURAL GAS
December 31, 2000 (in thousands)          DISTRIBUTION       STORAGE            OTHER         ELIMINATIONS      CONSOLIDATED
-------------------------------------     ------------     ------------      ------------     ------------      ------------
Operating Revenues                        $     79,604     $      7,496      $      4,462     $     (4,217)     $     87,345
Operating Expenses                              65,953            2,489             3,708           (4,217)           67,933
Operating Income                                13,651            5,007               754               --            19,412
Extraordinary (Loss)                                --           (1,423)               --               --            (1,423)


As of and for the twelve months ended      NATURAL GAS     NATURAL GAS
December 31, 1999 (in thousands)          DISTRIBUTION       STORAGE            OTHER         ELIMINATIONS      CONSOLIDATED
---------------------------------------   ------------     ------------      ------------     ------------      ------------
Operating Revenues                        $     62,968     $      6,111      $      4,163     $     (4,135)     $     69,107
Operating Expenses                              49,189            2,247             3,326           (4,135)           50,627
Operating Income                                13,779            3,864               837               --            18,480
Cumulative Effect of Accounting Changes             --               32                --               --                32



Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 58,000 and 49,000 for the three months ended December 31, 2000 and 1999, respectively, and 43,000 and 48,000 for the twelve months ended December 31, 2000 and 1999, respectively. These differences in equivalent shares are from outstanding stock options.

Note 7. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. Approximately $18,670,000 of the proceeds was used to pay the balance of existing debt incurred to construct Bay Gas' first natural gas storage cavern. In connection with the early payment of the existing debt, Bay Gas incurred an extraordinary loss on early extinguishment of debt which totaled $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern. After deducting the minority interest of $223,000 and a tax benefit of $808,000, the extraordinary loss recorded by the Company was $1,423,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY

EnergySouth, Inc. (together with its subsidiaries, the Company) is a holding company for a family of energy businesses. The Company, primarily through Mobile Gas Service Corporation (Mobile Gas), is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts of Bay Gas Storage Company, Ltd. (Bay Gas) do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. The FERC issued an order on April 28, 1999 granting authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

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

RESULTS OF OPERATIONS

NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three and twelve months ended December 31, 2000 are based upon comparative income before unusual items. Income before the extraordinary loss due to early extinguishment of debt for the three months ended December 31, 2000 was $2,741,000 or $0.55 per share as compared to net income for the three months ended December 31, 1999 of $2,696,000 or $0.54 per share. Income before the extraordinary loss for the twelve months ended December 31, 2000 was $8,838,000 or $1.78 per share compared to income before the cumulative effect of accounting changes of

$8,422,000 or $1.70 per share for the twelve months ended December 31, 1999. On a comparative basis, the increase in earnings of $0.01 for the first quarter of fiscal year 2001 and $0.08 for the twelve months ended December 31, 2000 is due primarily to an increase in earnings from Bay Gas' storage operations. This increase was partially offset in each period by a decrease in earnings from Mobile Gas' distribution business and other operating segments as a result of increased operating and maintenance expenses which are discussed below.

OPERATING REVENUES

Gas revenues increased $13,161,000 (67%) and $17,939,000 (28%), respectively, for the three and twelve months ended December 31, 2000 primarily due to the dramatic increase in natural gas prices and an increase in gas volumes delivered to customers. During the last twelve months, natural gas wholesale prices have increased to levels far exceeding their 10-year average. In more recent months, these prices have risen to approximately four times the prices of late 1999 and early 2000. With colder weather subsiding, management believes it likely that gas prices will come down significantly after the winter season. However, there can be no assurance that prices will return to levels of a year ago. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of rate tariffs and do not generally result in any increase or decrease in margins or profits.

Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their gas usage is affected to a large degree by temperatures during the heating season, increased $11,395,000 (74%) and $13,540,000 (28%), respectively, for the three and twelve months ended December 31, 2000. The increase in revenues is due primarily to the higher purchased gas costs passed through to customers as discussed above and an increase in usage by these customers due to weather that was much colder than the prior year. Volumes sold to temperature sensitive customers increased 28% and 8%, respectively, for the three and twelve month periods. Temperatures during the current year quarter, as measured by heating degree-days in Mobile Gas' service area, were 50% colder than normal and 47% colder than the same prior year period. While temperatures for the twelve months ended December 31, 2000 were near normal, they were 19% colder than the same period in the prior year.

Gas sales revenues from large commercial and industrial customers increased $1,317,000 (100%) for the current three-month period and $2,477,000 (48%) for the twelve months ended December 31, 2000 when compared to the same prior year periods due in part to the increased pass through of gas costs. Additionally, volumes sold to these customers increased 24% and 19%, respectively, for the three and twelve month periods due primarily to one industrial interruptible customer that used significantly more natural gas than normal due to unique operational needs that are not expected to recur. Some industrial customers have the capability to use fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the price of such fuels. The Company's rate tariffs include a competitive fuel clause, which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. Even with the recent increase in natural gas prices, as of December 31, 2000, these industrial customers continued to use natural gas rather than other fuels. However, during the month of January 2001, one customer switched to alternate fuels as a result of the most recent price increases. Management does not expect the loss of this customer to have a material impact on its consolidated financial statements and believes it likely that the price of natural gas will decrease significantly as winter subsides.

Gas transportation revenues, excluding those of Bay Gas, increased $55,000 (2%) and $393,000 (5%) for the current three-month and twelve-month periods. Volumes transported to customers during the three months ended December 31, 2000 decreased 14% while volumes delivered during the twelve month period increased 1%. As previously reported, the decrease in volumes for the current quarter were expected due to the shut down in October 2000 by Corus Group plc (Corus, formerly known as British Steel) of its Mobile plant. While there was no significant impact in the current year periods, International Paper also shut down its Mobile plant in late December 2000. Based on minimum payment provisions of the contract with Corus, the Corus plant closure is not expected to have a significant impact on the financial statements. Offsetting the decline in transportation requirements as a result of these plant closures is increased demand from other customers such as Alabama Power's new gas-powered co-generation facility which became fully operational in late December 2000. Additionally, construction is nearing completion on a new co-generation facility to which Mobile Gas has contracted to transport up to 54,000 Mmbtu of gas per day. The facility is expected to be operational during the second fiscal quarter.

Bay Gas storage and transportation revenues (excluding revenues received from Mobile Gas) increased $349,000 (63%) for the current three-month period and $1,302,000 (66%) for the twelve-month period ended December 31, 2000. Contributing to the increase for both periods was the start up of operations in February 2000 by an industrial customer utilizing storage and transportation services and the start up of phase one of Alabama Power's Plant Barry co-generation facility in June 2000. Additionally, the twelve-month increase also reflects a full twelve months of revenues from the storage contract with Southern Company which began April 1, 1999. Alabama Power is currently constructing two additional gas powered generating units at Plant Barry that are expected to be in service in the summer of 2001 to which Bay Gas has also contracted to transport gas.

The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation. Management expects this trend to continue since all new electric generation facilities reported to be planned for the Southeast are to be natural gas-fired. In August 2000, Bay Gas entered into a long-term natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. The new storage capacity in excess of Southern Company's current contract capacity will be provided primarily from Bay Gas' second underground storage cavern that is currently under construction. In addition, Bay Gas plans to construct two new pipelines to expand and/or extend its existing pipeline. A new 11-mile pipeline expansion, which will parallel the northern part of the existing 22-mile Bay Gas pipeline, is being constructed to accommodate new transportation customers. Also, in October 2000, Bay Gas entered into a long-term transportation agreement with Koch Gateway Pipeline Company, Inc. to provide firm transportation service through a new 18-mile extension of the existing Bay Gas system.

Gross margins on gas revenues, defined as gas revenues less related cost of gas, have increased $1,348,000 (10%) and $3,551,000 (7%), respectively, for the three months and twelve months ended December 31, 2000. Increased gas margins were due primarily to increases in Bay Gas revenues, gas sales to industrial interruptible customers and large industrial transportation revenues as discussed previously. Because transportation and Bay Gas revenues do not have an associated cost of gas, the margin change on these revenues approximates the change in revenues discussed above. Even though volumes sold to temperature sensitive customers increased during the current year periods, the temperature adjustment rider mitigates the impact of the colder than normal weather on the Company's margins. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial customers during the months of November through April when temperatures vary from normal. Temperatures during the current year quarter were 50% colder than normal, thus reducing the base rate portion of customer's bills who are subject to the temperature adjustment rider.

Merchandise sales revenues increased $94,000 (11%) and $166,000 (6%), respectively, for the three-month and twelve-month periods ended December 31, 2000 due primarily to sales of natural gas generators and the opening of a second retail store.

Other operating revenues are comprised primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Also included within other operating revenues are revenues from appliance service work, engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other operating revenues decreased $19,000 (5%) for the three months ended December 31, 2000 due primarily to a decline in interest earned from financing activities. During the twelve-month period, other operating revenues increased $133,000 (10%) primarily as a result of revenues associated with a new division offering pipeline corrosion protection services that began operations in May 2000.

OPERATING EXPENSES

Cost of gas increased $11,813,000 (193%) and $14,388,000 (83%), respectively, for the three and twelve months ended December 31, 2000 resulting primarily from higher purchased gas prices and an increase in gas sales volumes. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs as discussed above. Because cost of gas is completely recovered from the Company's customers, fluctuations in the cost of gas generally have no effect on gas margins.

Operations and maintenance expenses combined increased $402,000 (8%) and $1,586,000 (8%), respectively, for the three and twelve month periods ended December 31, 2000. The increase for the three months ended December 31, 2000 is due to the following: Bay Gas operations and maintenance expenses, sales related expenses, additional reserves established as a result of the increase in gas receivables associated with the pass through of higher gas costs, employee health and life insurance costs, and operating costs impacted by inflation. In addition to the above factors, the twelve-month period was also impacted by increased expenses related to providing future health benefits to employees on long-term disability.

Increases in depreciation expense for the three and twelve month periods were due to increased depreciable plant in service.

Taxes, other than income taxes, consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Increases of $675,000 (43%) and $891,000 (16%), respectively, were experienced for the three and twelve month periods ended December 31, 2000 due primarily to increases in business license taxes which are calculated as a percentage of gas revenues.

OTHER INCOME AND EXPENSES

Interest expense increased $142,000 (11%) and $85,000 (2%), respectively, for the three and twelve month periods ended December 31, 2000 due primarily due to Mobile Gas' increased usage of short-term line-of-credit borrowings.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $10,000 (26%) and $114,000 (150%), respectively, for the three and twelve month periods due primarily to an increase in on-going capital projects as discussed herein.

Interest income increased $69,000 (53%) for the three months ended December 31, 2000 and $113,000 (27%) for the twelve-month period. The increases are due to increased interest income on temporary investments, most of which is attributed to Bay Gas as a result of its improved financial position.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests. Minority interest increased $54,000 (30%) and $293,000 (55%) for the three and twelve month periods due to increased pre-tax earnings for both partnerships. A more detailed discussion of the Bay Gas minority interest is included under "Liquidity and Capital Resources" below.

Income tax expense decreased $5,000 and increased $365,000 (7%), respectively, for the three and twelve months ended December 31, 2000 primarily in relation to changes in income before taxes and extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities used cash of $2,126,000 and $1,581,000, respectively, for the three and twelve months ended December 31, 2000 and 1999. The decrease in cash flow from operating activities was due to a decrease in net income which resulted primarily from the make whole premium associated with the early extinguishment of debt as discussed below. Net income was adjusted for non-cash components such as depreciation, write-off of the unamortized debt issuance costs related to the financing of Bay Gas' first cavern, deferred taxes, and other components. Other factors decreasing cash on a comparative basis include timing differences between receipts and payments on receivables; increased payables which have also been affected by the dramatic increase in the cost of natural gas; the increase in the amount of such gas cost collected from customers; and increased inventory balances attributed to stored natural gas.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $6,469,000 and $1,845,000, respectively, for the three months ended December 31, 2000 and 1999. In addition to the Company's regular construction program, cash used in investing activities for the current year three month period increased due to additional capital expansion projects related to the construction by Bay Gas of its second storage cavern and two pipeline projects. Also, Mobile Gas completed construction of a 10-mile pipeline in December 2000 that expands its system into nearby Baldwin County.

Financing activities provided cash of $36,816,000 for the three months ended December 31, 2000 compared to using cash of $14,498,000 for the three months ended December 31, 1999. The increase in cash provided by financing activities during the current year three month period was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds were used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of existing debt incurred to construct that storage cavern. Effective December 20, 2000, Storage made a capital contribution to Bay Gas and Olin Corporation, the minority partner, elected not to participate, thus reducing its limited partnership interest from 12.5% to 9.1%.

Financing activities used cash of $14,498,000 for the three months ended December 31, 1999. The increase in cash used by financing activities during the three months ended December 31, 1999 was primarily due to increased payments on short-term borrowings. In September 1999, the Company purchased short-term federal obligations for tax planning purposes. These investments matured in October 1999 and the proceeds were used to pay the related debt. Because of recent changes in the applicable tax code, no such purchases were made in calendar year 2000.

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing the planned cavity and pipeline development project; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of highly volatile natural gas; the possibility that contracts with storage or transportation customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company's ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company's service area, and the Company's dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133 "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At December 31, 2000 the Company had approximately $92.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2000 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 26, 2001.

         (b) The following nominees were re-elected as Directors of the Company, to serve until the 2004 Annual Meeting of Stockholders, by the votes indicated:

                                   Nominee              For                    Against
                           ----------------------    ---------                 -------

                           John S. Davis             4,546,484                  59,228

                           Walter L. Hovell          4,540,759                  64,953

                           G. Montgomery Mitchell    4,540,996                  64,716

                           F. B. Muhlfeld            4,535,669                  70,043



                  The other Directors of the Company whose terms of office continued after the 2000 Annual Meeting are as indicated below:

                                                                     To Serve Until the Annual
                             Director                           Meeting of Stockholders in the year
                  ----------------------------                  -----------------------------------

                  William J. Hearin                                             2002

                  Gaylord C. Lyon                                               2002

                  E. B. Peebles, Jr.                                            2002

                  Harris V. Morrissette                                         2002

                  John C. Hope, III                                             2003

                  S. Felton Mitchell, Jr.                                       2003

                  Thomas B. Van Antwerp                                         2003

                  Judy A. Marston                                               2003

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No.           Description

                    4(c)-3 Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd.

                    10(q)-1 Guaranty Agreement dated as of December 1, 2000 made by Energy South, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage Company, Ltd.

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

                                                                       ENERGYSOUTH, INC.
                                                        (Successor to Mobile Gas Service Corporation)
                                                        ---------------------------------------------
                                                                         (Registrant)


Date:      February 14, 2001                                         /s/ John S. Davis
      -------------------------                            ---------------------------------------
                                                                        John S. Davis
                                                                        President and
                                                                   Chief Executive Officer



Date:      February 14, 2001                                       /s/ Charles P. Huffman
      -------------------------                            ---------------------------------------
                                                                       Charles P. Huffman
                                                                   Senior Vice President and
                                                                    Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         4(c)-3   Trust Indenture and Security Agreement dated as of December 1,
                  2000 made by Bay Gas Storage Company, Ltd.

         10(q)-1  Guaranty Agreement dated as of December 1, 2000 made by Energy
                  South, Inc., relating to Trust Indenture and Security
                  Agreement made by Bay Gas Storage Company, Ltd.