Form 10-Q
period 2001-03-31
ENERGYSOUTH INC
filed 2001-05-15
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 2001

                           Commission File No. 0-29604


                                ENERGYSOUTH, INC.
                  (Successor to Mobile Gas Service Corporation)
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)



               Alabama                                    58-2358943
    --------------------------------                 -------------------
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

Common stock ($.01 par value) outstanding at May 2, 2001 - 4,929,406 shares.

                                ENERGYSOUTH, INC.



                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - March 31,
                  2001 and 2000 and September 30, 2000                                  3 - 4


                  Consolidated Statements of Income - Three, Six and
                  Twelve Months Ended March 31, 2001 and 2000                             5


                  Consolidated Statements of Retained Earnings - Three,
                  Six and Twelve Months Ended March 31, 2001
                  and 2000                                                                6


                  Consolidated Statements of Cash Flows - Six
                  Months Ended March 31, 2001 and 2000                                    6


                  Notes to Consolidated Financial Statements                            7 - 9


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        10 - 16

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                            17


PART II. Other Information                                                               18

                         PART I. FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       March 31,           September 30,
Assets                                                            2001          2000           2000
                                                               ----------    ----------    -------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                    $   16,648    $    8,886    $       8,691
  Temporary Investments                                            18,692            --               --
  Receivables:
    Gas                                                            12,206         7,532            6,168
    Unbilled Revenue                                                2,987         1,442              989
    Merchandise                                                     2,969         2,973            2,992
    Other                                                           1,332           814              767
    Allowance for Doubtful Accounts                                (1,551)         (787)            (749)
  Materials, Supplies, and Merchandise (at average cost)            2,733         1,594            2,117
  Gas Stored Underground (at average cost)                          1,085         1,111            1,870
  Deferred Income Taxes                                             2,869         1,886            1,037
  Prepayments                                                       1,516         1,333            1,376
                                                               ----------    ----------    -------------

        Total Current Assets                                       61,486        26,784           25,258
                                                               ----------    ----------    -------------

PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                                  192,320       179,246          185,846
  Less Accumulated Depreciation and Amortization                   57,699        52,513           54,811
                                                               ----------    ----------    -------------
      Property, Plant, and Equipment in Service - Net             134,621       126,733          131,035

Construction Work in Progress                                      14,153         2,882            3,316
                                                               ----------    ----------    -------------

        Total Property, Plant, and Equipment                      148,774       129,615          134,351
                                                               ----------    ----------    -------------


OTHER ASSETS:
  Regulatory Assets                                                   360           561              460
  Deferred Charges                                                    739           551              792
  Prepayments                                                       1,189         1,016              962
  Merchandise Receivables Due After One Year                        5,524         5,521            5,557
                                                               ----------    ----------    -------------

        Total Other Assets                                          7,812         7,649            7,771
                                                               ----------    ----------    -------------

            Total                                              $  218,072    $  164,048    $     167,380
                                                               ==========    ==========    =============



See Notes to Consolidated Financial Statements.

                                  CONSOLIDATED BALANCE SHEETS
                                (In Thousands Except Share Data)


                                                           March 31,         September 30,
Liabilities and Capitalization                        2001         2000          2000
                                                   ----------   ----------   -------------
                                                         (Unaudited)
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt             $    1,846   $    2,746   $       2,795
  Notes Payable                                        10,812          710           6,330
  Accounts Payable                                      8,668        3,690           5,679
  Dividends Declared                                    1,231        1,152           1,228
  Customer Deposits                                     1,512        1,479           1,449
  Taxes Accrued                                         6,257        4,259           3,546
  Deferred Purchased Gas Adjustment                     3,079        2,295               2
  Interest Accrued                                      1,489        1,685           1,551
  Other                                                 1,885        1,629           1,128
                                                   ----------   ----------   -------------

          Total Current Liabilities                    36,779       19,645          23,708
                                                   ----------   ----------   -------------

OTHER LIABILITIES:
  Accrued Pension Cost                                    502          964             769
  Accrued Postretirement Benefit Cost                     895        1,076             932
  Deferred Income Taxes                                12,792       12,129          12,378
  Deferred Investment Tax Credits                         353          379             366
  Other                                                 1,563        1,381           1,485
                                                   ----------   ----------   -------------

          Total Other Liabilities                      16,105       15,929          15,930
                                                   ----------   ----------   -------------

              Total Liabilities                        52,884       35,574          39,638
                                                   ----------   ----------   -------------

CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares;
     Outstanding:
        March 2001 - 4,926,000 Shares;
        March 2000 - 4,902,000 Shares:
        September 2000 - 4,912,000 Shares)                 49           49              49
    Capital in Excess of Par Value                     19,186       18,743          18,919
    Retained Earnings                                  52,070       50,104          49,576
                                                   ----------   ----------   -------------
         Total Stockholders' Equity                    71,305       68,896          68,544
  Minority Interest                                     3,132        3,742           3,976
  Long-Term Debt (Less Current Maturities)             90,751       55,836          55,222
                                                   ----------   ----------   -------------

            Total Capitalization                      165,188      128,474         127,742
                                                   ----------   ----------   -------------

                 Total                             $  218,072   $  164,048   $     167,380
                                                   ==========   ==========   =============



See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                             Three Months              Six Months               Twelve Months
                                                            Ended March 31,           Ended March 31,          Ended March 31,
                                                       -----------------------   -----------------------   -----------------------
                                                          2001         2000         2001         2000         2001         2000
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Operating Revenues
 Gas Revenues                                          $   41,374   $   23,544   $   74,185   $   43,194   $  100,713   $   66,095
 Merchandise Sales                                            615          693        1,596        1,580        2,929        2,907
 Other                                                        382          321          731          688        1,516        1,315
                                                       ----------   ----------   ----------   ----------   ----------   ----------
    Total Operating Revenues                               42,371       24,558       76,512       45,462      105,158       70,317
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Operating Expenses
 Cost  of Gas                                              24,374        7,270       42,307       13,390       48,919       17,539
 Cost of Merchandise                                          491          531        1,265        1,206        2,331        2,296
 Operations and Maintenance                                 5,945        5,374       11,556       10,584       21,195       19,407
 Depreciation                                               1,822        1,710        3,637        3,435        6,937        6,570
 Taxes, Other Than Income Taxes                             2,666        1,762        4,893        3,313        7,203        5,459
                                                       ----------   ----------   ----------   ----------   ----------   ----------
    Total Operating Expenses                               35,298       16,647       63,658       31,928       86,585       51,271
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Operating Income                                            7,073        7,911       12,854       13,534       18,573       19,046
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Other Income and (Expense)
  Interest Expense                                         (2,045)      (1,291)      (3,509)      (2,586)      (5,967)      (5,102)
  Allowance for Borrowed Funds Used During
    Construction                                              351           91          400          130          450          158
  Interest Income                                             533           99          732          202          968          427
  Minority Interest                                          (142)        (179)        (377)        (361)        (784)        (579)
                                                       ----------   ----------   ----------   ----------   ----------   ----------
       Total Other Income (Expense)                        (1,303)      (1,280)      (2,754)      (2,615)      (5,333)      (5,096)
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Income Before Income Taxes                                  5,770        6,631       10,100       10,919       13,240       13,950

Income Taxes                                                2,134        2,461        3,723        4,054        4,936        5,118
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Income Before Extraordinary Loss and Cumulative
  Effect of a Change in Accounting Principle                3,636        4,170        6,377        6,865        8,304        8,832
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Extraordinary Loss on Early  Extinguishment of Debt
  (Net of Income Tax Benefit of $808) (Note 7)                 --           --       (1,423)          --       (1,423)          --

Cumulative Effect to October 1, 1998 of Expensing
  Start-Up Costs (Net of Income Taxes of $19)                  --           --           --           --           --           32
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Total Extraordinary Loss and Cumulative Effect
  (Net of Tax)                                                 --           --       (1,423)          --       (1,423)          32
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Net Income                                             $    3,636   $    4,170   $    4,954   $    6,865   $    6,881   $    8,864
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Basic Earnings Per Share:
  Income Before Unusual Items                          $     0.74   $     0.85   $     1.30   $     1.40   $     1.69   $     1.80
  Extraordinary Loss on Early Extinguishment of Debt           --           --        (0.29)          --        (0.29)          --
  Cumulative Effect of Accounting Changes                      --           --           --           --           --         0.01
                                                       ----------   ----------   ----------   ----------   ----------   ----------
    Net Income                                         $     0.74   $     0.85   $     1.01   $     1.40   $     1.40   $     1.81
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Diluted Earnings Per Share:
  Income Before Unusual Items                          $     0.73   $     0.84   $     1.28   $     1.39   $     1.67   $     1.78
  Extraordinary Loss on Early Extinguishment of Debt           --           --        (0.29)          --        (0.29)          --
  Cumulative Effect of Accounting Changes                      --           --           --           --           --         0.01
                                                       ----------   ----------   ----------   ----------   ----------   ----------
    Net Income                                         $     0.73   $     0.84   $     0.99   $     1.39   $     1.38   $     1.79
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Average Common Shares Outstanding:
  Basic                                                     4,923        4,902        4,920        4,900        4,914        4,895
                                                       ==========   ==========   ==========   ==========   ==========   ==========
  Diluted                                                   4,980        4,940        4,976        4,943        4,962        4,940
                                                       ==========   ==========   ==========   ==========   ==========   ==========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                         Three Months           Six Months          Twelve Months
                                        Ended March 31,       Ended March 31,       Ended March 31
                                      -------------------   -------------------   -------------------
                                        2001       2000       2001       2000       2001       2000
                                      --------   --------   --------   --------   --------   --------
Balance at Beginning of Period        $ 49,665   $ 47,086   $ 49,576   $ 45,542   $ 50,104   $ 45,841
Net Income                               3,636      4,170      4,954      6,865      6,881      8,864
                                      --------   --------   --------   --------   --------   --------
     Total                              53,301     51,256     54,530     52,407     56,985     54,705
Less:  Dividends                         1,231      1,152      2,460      2,303      4,915      4,601
                                      --------   --------   --------   --------   --------   --------
Balance at End of Period              $ 52,070   $ 50,104   $ 52,070   $ 50,104   $ 52,070   $ 50,104
                                      ========   ========   ========   ========   ========   ========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Six Months
                                                                Ended March 31,
                                                             --------------------
                                                               2001        2000
                                                             --------    --------
Net Cash Provided by Operating Activities                    $  8,821    $  8,525
                                                             --------    --------

Cash Flows Used In Investing Activities:
     Capital Expenditures                                     (18,044)     (3,452)
     Increase in Temporary Investments                        (18,692)         --
                                                             --------    --------

     Net Cash Used In Investing Activities                    (36,736)     (3,452)
                                                             --------    --------

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                              (20,420)       (398)
     Proceeds from Issuance of Long-Term Debt                  55,000          --
     Changes in Short-Term Borrowings                           4,482     (16,467)
     Payment of Dividends                                      (2,460)     (2,303)
     Dividend Reinvestment                                        268         180
     Partnership Distributions                                   (998)        (74)
                                                             --------    --------

     Net Cash Provided (Used) by Financing Activities          35,872     (19,062)
                                                             --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents            7,957     (13,989)
                                                             --------    --------

Cash and Cash Equivalents at Beginning of Period                8,691      22,875
                                                             --------    --------

Cash and Cash Equivalents at End of Period                   $ 16,648    $  8,886
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

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2000.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the six month periods ended March 31, 2001 and 2000 are not indicative of the results to be expected for the full year.

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

For the three months ended                  NATURAL GAS     NATURAL GAS
 March 31, 2001 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     40,493    $     1,938    $     997   $     (1,057)  $     42,371
Operating Expenses                                34,489            949          917         (1,057)        35,298
Operating Income                                   6,004            989           80                         7,073


For the three months ended                  NATURAL GAS     NATURAL GAS
 March 31, 2000 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     22,993    $     1,582    $   1,014   $     (1,031)  $     24,558
Operating Expenses                                16,224            668          786         (1,031)        16,647
Operating Income                                   6,769            914          228                         7,911


For the six months ended                    NATURAL GAS     NATURAL GAS
 March 31, 2001 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     72,405    $     3,962    $   2,327   $     (2,182)  $     76,512
Operating Expenses                                62,137          1,586        2,117         (2,182)        63,658
Operating Income                                  10,268          2,376          210                        12,854
Extraordinary Loss                                               (1,423)                                    (1,423)


For the six months ended                    NATURAL GAS     NATURAL GAS
 March 31, 2000 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     42,093    $     3,163    $   2,268   $     (2,062)  $     45,462
Operating Expenses                                31,020          1,242        1,728         (2,062)        31,928
Operating Income                                  11,073          1,921          540                        13,534


For the twelve months ended                 NATURAL GAS     NATURAL GAS
 March 31, 2001 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     97,105    $     7,852    $   4,444   $     (4,243)  $    105,158
Operating Expenses                                84,218          2,770        3,840         (4,243)        86,585
Operating Income                                  12,887          5,082          604                        18,573
Extraordinary Loss                                               (1,423)                                    (1,423)


For the twelve months ended                 NATURAL GAS     NATURAL GAS
 March 31, 2000 (in thousands)              DISTRIBUTION      STORAGE        OTHER     ELIMINATIONS   CONSOLIDATED
-------------------------------             ------------    -----------    ---------   ------------   ------------
Operating Revenues                          $     63,874    $     6,337    $   4,221   $     (4,115)  $     70,317
Operating Expenses                                49,712          2,354        3,320         (4,115)        51,271
Operating Income                                  14,162          3,983          901                        19,046

Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 57,000 and 38,000 for the three months ended March 31, 2001 and 2000, respectively; 56,000 and 43,000 for the six months ended March 31, 2001 and 2000, respectively; and 48,000 and 45,000 for the twelve months ended March 31, 2001 and 2000, respectively. These differences in equivalent shares are from outstanding stock options.

Note 7. In December, Bay Gas completed the sale of $55,000,000 of senior secured notes. Approximately $18,670,000 of the proceeds were used to pay the balance of existing debt incurred to construct Bay Gas' first natural gas storage cavern. In connection with the early payment of the existing debt, Bay Gas incurred an extraordinary loss on early extinguishment of debt which totaled $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern. After deducting the minority interest of $223,000 and a tax benefit of $808,000, the extraordinary loss recorded by the Company was $1,423,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY

EnergySouth, Inc. (the "Company") is a holding company for a family of energy businesses. The Company, primarily through Mobile Gas Service Corporation (Mobile Gas), is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Other subsidiaries are engaged in providing gas pipeline transportation, gas storage, gas marketing and other energy-related services. The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's earnings. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. Interstate gas storage contracts of Bay Gas Storage Company, Ltd. (Bay Gas) do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such service.

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

RESULTS OF OPERATIONS

NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis. Net income for the three months ended March 31, 2001 was $3,636,000 or $0.73 per share compared to net income of $4,170,000 or $0.84 per share for the second quarter of fiscal 2000. Net income before the extraordinary loss due to the early extinguishment of debt (see Note 7 above) for the six months ended March 31, 2001 was $6,377,000 or $1.28 per share compared to net income of $6,865,000 or $1.39 per share for the six-month period of fiscal year 2000. Net income before the extraordinary loss and cumulative effect of accounting changes for the twelve months ended March 31, 2001 and 2000 was $8,304,000 or $1.67 per share and $8,832,000 or $1.78 per share, respectively. The decrease in net income before the extraordinary loss and cumulative effect of accounting changes for the three, six and twelve months ended March 31, 2001 was due almost exclusively to factors associated with the unprecedented increases in natural gas prices in the current winter heating season. Fluctuations in the commodity price of natural gas were passed on to customers, which, together with colder than normal weather, resulted in large increases in customers' monthly gas bills. In response to the corresponding increase in accounts receivable, the Company has established additional reserves for anticipated uncollectible account balances for gas delivered during the current year winter heating season. The increased reserves are reflected as operating expenses in the current year periods.


OPERATING REVENUES

Gas revenues increased $17,830,000 (76%), $30,991,000 (72%) and $34,618,000
(52%), respectively, for the three, six and twelve months ended March 31, 2001 primarily due to the dramatic increase in natural gas prices and an increase in gas volumes delivered to customers. During the last twelve months, natural gas wholesale prices have increased to levels far exceeding their 10-year average. As anticipated, the price of natural gas has declined compared to the prices experienced during the peak of the heating season; however, the price has not returned to levels of a year ago, and the Company does not anticipate pricing at such levels in the near term. Fluctuations in the actual cost of gas are passed on to the customers through the purchased gas adjustment provision of rate tariffs and do not generally result in any direct increase or decrease in margins or profits when gas prices are within a broad range of historical averages.

Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their heating usage is affected to a large degree by temperatures during the heating season, increased $15,852,000 (83%), $27,247,000 (79%), and $28,567,000 (57%), respectively, for the three, six and twelve months ended March 31, 2001. The increases in revenues are due primarily to the higher purchased gas costs passed through to the customers as discussed above and an increase in usage by these customers due to weather that was colder than the prior year. Volumes sold to temperature sensitive customers increased 28%, 28%, and 19%, respectively, for the three, six, and twelve-month periods ended March 31, 2001. Temperatures during this year's heating season, October 2000 through March 2001, were 22% colder than normal and 47% colder than the prior year. Although the Company does not anticipate any material short-term change in the number of temperature sensitive customers, it is possible that persistent extraordinarily high gas prices at the levels experienced this past winter would cause some temperature sensitive customers to change to other heating methods.

Gas sales revenues from large commercial and industrial customers increased $1,930,000 (126%), $3,247,000 (114%) and $4,396,000 (85%), respectively, for the three, six and twelve months ended March 31, 2001. The increase in revenues for these periods is due in part to the pass through of gas costs and an increase in gas sales volumes of 8%, 15%, and 21%, respectively, for the current three, six and twelve month periods. A significant increase in volumes can be attributed to one customer that used significantly more natural gas than normal due to unique operational needs. These circumstances are not expected to recur.

Some industrial customers have the capability to use fuel oil, coal, wood chips, or natural gas, and choose their fuel depending upon a number of factors, including the price of such fuels. The Company's rate tariffs include a competitive fuel clause, which allows the Company to adjust its rates to certain large industrial customers in order to compete with alternative energy sources. Even with the recent increase in natural gas prices, as of March 31, 2001, these industrial customers continued to use natural gas rather than other fuels.

Gas transportation revenues, excluding those of Bay Gas, decreased $254,000 (-12%) for the three months ended March 31, 2001 due primarily to the closure of the International Paper plant in late December 2000 and a decrease in usage due to higher gas prices. Volumes transported to customers, excluding Bay Gas, during the three months ended March 31, 2001 declined by 5% due to the plant closure. For the six months ended March 31, 2001, transportation revenues declined by $199,000 (5%) and volumes by 10%; however, for the twelve months ended March 31, 2001, revenues increased by $90,000 (1%) while volumes decreased 3%. In addition to the International Paper closure, transportation volumes were impacted for the three, six, and twelve month periods by the Corus Group plc (Corus, formerly known as British Steel) plant closure. Based on minimum payment provisions of the contract with Corus, the Corus closure is not expected to have a significant impact on transportation revenues. Partially offsetting the decline in transportation requirements as a result of these plant closures is increased demand from other customers such as Alabama Power's new gas-powered co-generation facility which became fully operational in the first quarter of fiscal year 2001. Construction was also recently completed on another new co-generation facility to which Mobile Gas has contracted to transport gas. The facility is currently receiving gas for test purposes and is expected to be fully operational in the summer of 2001.

Bay Gas storage and transportation revenues (excluding revenues received from Mobile Gas) increased $356,000 (23%), $799,000 (25%) and $1,515,000 (24%),
respectively, for the three, six and twelve months ended March 31, 2001. Contributing to the increase for all periods was a new industrial customer utilizing both storage and transportation services, transportation of natural gas to phase one of Alabama Power's Plant Barry co-generation facility, and a new storage customer which began receiving service late in the first quarter of 2001. Alabama Power is currently constructing two additional gas powered generating units at Plant Barry, expected to be in service in the summer of 2001, to which Bay Gas has also contracted to transport gas.

The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Management expects this trend to continue since all new electric generation facilities reported to be planned for the Southeast are to be natural gas-fired. In August 2000, Bay Gas entered into a long-term natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. The new storage capacity, in excess of Southern Company's current contract capacity, will be provided primarily from Bay Gas' second underground storage cavern that is currently under construction. The anticipated completion date for the second cavern is December 2002. In addition, Bay Gas is constructing two new pipelines to expand and/or extend its existing pipeline. A new 11-mile pipeline expansion, which will parallel the northern part of the existing 22-mile Bay Gas pipeline, is being constructed to accommodate new transportation customers. Also, in October 2000, Bay Gas entered into a long-term transportation agreement with Gulf South Pipeline Co. (formerly Koch Gateway Pipeline Company, Inc.) to provide firm transportation service through a new 18-mile extension of the existing Bay Gas system. Construction on both pipelines is scheduled for completion during fiscal year 2001.

Gross margins on gas revenues, defined here as gas revenues less related cost of gas, have increased $726,000 (4%), $2,074,000 (7%) and $3,238,000 (7%),
respectively, for the three, six and twelve months ended March 31, 2001. Increased gas margins were due primarily to Bay Gas and increases in gas sales to industrial interruptible customers. Even though volumes sold to temperature sensitive customers increased during the current year periods, the temperature adjustment rider mitigates the impact of the colder than normal weather on the Company's margins. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial customers during the months of November through April when temperatures vary from normal. Temperatures during the current year were 22% colder than normal, thus reducing the base rate portion of the bills of customers who are subject to the temperature adjustment rider.

Merchandise sales revenues decreased $78,000 (11%) for the three months ended March 31, 2001 due to a decline in appliance sales; however, for the six and twelve months ended March 31, 2001, revenues increased $16,000 (1%) and $22,000 (1%). Although appliance sales were also down for the six and twelve months, revenues associated with the sale of generators and the opening of a second specialty store helped to offset the decrease.

Other operating revenues are comprised primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Also included within other operating revenues are revenues from appliance service work, engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other operating revenues increased $61,000 (19%), $43,000 (6%), and $201,000 (15%), respectively, for the three, six, and twelve months ended December 31, 2001 due to revenues associated with appliance service work, gas marketing services, and a new division offering pipeline corrosion protection services.

OPERATING EXPENSES

Cost of gas increased $17,104,000 (235%), $28,917,000 (216%) and $31,380,000
(179%), respectively, for the three, six and twelve months ended March 31, 2001 due primarily to the higher purchased gas prices and an increase in gas sales volumes. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs as discussed above. Due to the fact cost of gas is completely recovered from the Company's customers, fluctuations in the cost of gas have no direct effect on gas margins.

Operations and maintenance expenses combined increased $571,000 (11%), $972,000 (9%) and $1,788,000 (9%), respectively, for the three, six and twelve months ended March 31, 2001. Operations expense for all periods was impacted primarily by an increase in bad debt reserves. Bad debt reserves were increased by $529,000 (527%), $655,000 (363%) and $765,000 (239%) for the three, six, and twelve-month periods ended March 31, 2001. The additional reserves for bad debts were established in an effort to provide adequate reserves for increased customer accounts receivable and arrears resulting from the higher gas costs and a colder than normal winter. Other factors impacting operations and maintenance expenses for the six and twelve months ended March 31, 2001 were payroll costs, including overtime, overhead costs associated with the opening of a second specialty store, and a general increase in expenses due to inflation.

Depreciation expense increased for all periods ended March 31, 2001 resulting from increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $904,000 (51%), $1,580,000 (48%) and $1,744,000 (32%), respectively, for the three, six and twelve months ended March 31, 2001 due primarily to fluctuations in business license taxes associated with gas revenues.


OTHER INCOME AND EXPENSES

Interest expense increased $754,000 (58%), $923,000 (36%), and $865,000 (17%),
respectively, for the three, six and twelve months ended March 31, 2001 due primarily to the issuance of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below for more detailed information) and increased short-term borrowings under the Company's line of credit due to the negative cash flow impact associated with higher accounts receivable balances.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $260,000 (288%), $270,000 (208%) and $292,000 (185%),
respectively, for the three, six and twelve months ended March 31, 2001, primarily due to an increase in on-going capital projects, which include Bay Gas' second storage cavern and the two Bay Gas pipeline projects.

Interest income increased $434,000 (438%), $530,000 (262%) and $541,000 (127%),
respectively, for the three, six and twelve months ended March 31, 2001 due primarily to increased interest income on temporary investments of Bay Gas as a result of the investment of the unused portion of the debt issuance proceeds.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and Southern Gas Transmission Company partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests.

Income tax expense, excluding the income tax benefit of $808,000 related to the extraordinary loss on early extinguishment of debt, decreased $327,000 (13%), $331,000 (8%) and $182,000 (4%), respectively, for the three, six and twelve months ended March 31, 2001, primarily in relation to changes in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $8,821,000 and $8,525,000, respectively, for the six months ended March 31, 2001 and 2000. The increase in cash flow from operating activities of $296,000 resulted primarily from the timing of the collection of gas costs and business license taxes which are based on revenues and an increase in accounts payable due to the higher cost of gas and increased volume. These increases were primarily offset by an increase in accounts receivable due to the higher gas costs and the payment of a make-whole premium upon the early payment of debt by Bay Gas in December 2000.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $36,736,000 and $3,452,000, respectively, for the six months ended December 31, 2001 and 2000. Total capital expenditures increased $14,592,000 for the current year six months compared to the same period of fiscal year 2000. In addition to the Company's regular construction program, cash used in investing activities for the current year six month period increased due to capital expansion projects related to the construction by Bay Gas of its second storage cavern and two pipeline projects. Also, Mobile Gas completed construction of a 10-mile pipeline in December 2000 that expands its system into nearby Baldwin County and has also completed an expansion project to provide transportation services to a new co-generation facility. Also contributing to the increase in investing activities was the short-term investment, as of March 31, 2001, of $18,692,000 of proceeds from the December 2000 Bay Gas debt issuance.

Financing activities provided cash of $35,872,000 for the six months ended March 31, 2001 compared to using cash of $19,062,000 for the six months ended March 31, 2000. The increase in cash provided by financing activities during the current year six month period was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds were used to repay a note to Mobile Gas for the financing of base gas in the existing storage cavern and $18,670,000 was used to pay the balance of existing debt incurred to construct that storage cavern.

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing the planned cavity development project; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of highly volatile natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company's ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company's service area, and the Company's dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At March 31, 2001 the Company had approximately $92.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2000 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

         (b) During the quarter for which this report is filed, the Company filed no reports on Form 8-K.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MOBILE GAS SERVICE CORPORATION
                                          ------------------------------
                                                  (Registrant)


Date:      May 15, 2001                        /s/ John S. Davis
      -------------------------        -----------------------------------------
                                                   John S. Davis
                                                   President and
                                                   Chief Executive Officer



Date:      May 15, 2001                      /s/ Charles P. Huffman
      -------------------------        -----------------------------------------
                                                 Charles P. Huffman
                                         Sr. Vice President and Chief Financial
                                            Officer