Form 10-Q
period 2001-06-30
ENERGYSOUTH INC
filed 2001-08-10
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 2001

                           Commission File No. 0-29604


                               ENERGYSOUTH, INC.
                 (Successor to Mobile Gas Service Corporation)
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)



            Alabama                                             58-2358943
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



                 2828 Dauphin Street, Mobile, Alabama    36606
                -------------------------------------------------
                (Address of principal executive office)(Zip Code)


         Registrant's telephone number, including area code 334-450-4774
                                                           --------------


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

Common stock ($.01 par value) outstanding at August 1, 2001 -- 4,936,697 shares.

                                ENERGYSOUTH, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information:

         Consolidated Balance Sheets - June 30,
         2001 and 2000 and September 30, 2000                             3 - 4

         Consolidated Statements of Income - Three, Nine and
         Twelve Months Ended June 30, 2001 and 2000                         5

         Consolidated Statements of Retained Earnings - Three,
         Nine and Twelve Months Ended June 30, 2001 and 2000                6

         Consolidated Statements of Cash Flows - Nine
         Months Ended June 30, 2001 and 2000                                6

         Notes to Consolidated Financial Statements                       7 - 9


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10 - 17

         Quantitative and Qualitative Disclosures About
         Market Risk                                                       18

PART II. Other Information                                                 19

                          PART I. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     June 30,              September 30,
                                                               2001            2000            2000
                                                            --------------------------     -------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                                 $   18,203      $    8,199      $    8,691
  Temporary Investments                                          4,259              --              --
  Receivables:
    Gas                                                          8,505           5,671           6,168
    Unbilled Revenue                                             1,035             981             989
    Merchandise                                                  2,873           2,976           2,992
    Other                                                        1,055             775             767
    Allowance for Doubtful Accounts                             (1,473)           (778)           (749)
  Materials, Supplies, and Merchandise (average cost)            2,677           1,852           2,117
  Gas Stored Underground for Current Use (average cost)          2,456           1,474           1,870
  Deferred Income Taxes                                          2,770           1,557           1,037
  Prepayments                                                      888           1,856           1,376
                                                            ----------      ----------      ----------
        Total Current Assets                                    43,248          24,563          25,258
                                                            ----------      ----------      ----------
PROPERTY, PLANT, AND EQUIPMENT:
  Property, Plant, and Equipment                               200,152         181,919         185,846
  Less Accumulated Depreciation and Amortization                59,343          53,802          54,811
                                                            ----------      ----------      ----------
    Property, Plant, and Equipment - Net                       140,809         128,117         131,035

  Construction Work in Progress                                 21,722           1,786           3,316
                                                            ----------      ----------      ----------

      Total Property, Plant, and Equipment                     162,531         129,903         134,351
                                                            ----------      ----------      ----------
OTHER ASSETS:
  Regulatory Assets                                                310             511             460
  Deferred Charges                                                 844             650             792
  Prepayments                                                    1,141             752             962
  Merchandise Receivables Due After One Year                     5,346           5,302           5,557
                                                            ----------      ----------      ----------
     Total Other Assets                                          7,641           7,215           7,771
                                                            ----------      ----------      ----------
            Total                                           $  213,420      $  161,681      $  167,380
                                                            ==========      ==========      ==========


See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                     June 30,              September 30,
                                                               2001            2000            2000
                                                            --------------------------     -------------
                                                                   (Unaudited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt                      $    1,859      $    2,795      $    2,795
  Notes Payable                                                 12,185              --           6,330
  Accounts Payable                                               4,689           4,147           5,679
  Dividends Declared                                             1,283           1,227           1,228
  Customer Deposits                                              1,403           1,443           1,449
  Taxes Accrued                                                  4,585           4,119           3,546
  Deferred Purchased Gas Adjustment                              3,748           1,549               2
  Interest Accrued                                               1,624           1,342           1,551
  Other                                                          1,324           1,049           1,128
                                                            ----------      ----------      ----------
        Total Current Liabilities                               32,700          17,671          23,708
                                                            ----------      ----------      ----------
OTHER LIABILITIES:
  Accrued Pension Cost                                             399             851             769
  Accrued Postretirement Benefit Cost                              877           1,059             932
  Deferred Income Taxes                                         12,992          12,381          12,378
  Deferred Investment Tax Credits                                  347             373             366
  Other                                                          1,649           1,451           1,485
                                                            ----------      ----------      ----------
        Total Other Liabilities                                 16,264          16,115          15,930
                                                            ----------      ----------      ----------
            Total Liabilities                                   48,964          33,786          39,638
                                                            ----------      ----------      ----------
CAPITALIZATION:
  Stockholders' Equity
    Common Stock, $.01 Par Value
       (Authorized 10,000,000 Shares;
        Outstanding:
        June 2001 - 4,936,000
        June 2000 - 4,907,000
        September 2000 - 4,912,000)                                 49              49              49
    Capital in Excess of Par Value                              19,359          18,901          18,919
    Retained Earnings                                           51,276          49,906          49,576
                                                            ----------      ----------      ----------
         Total Stockholders' Equity                             70,684          68,856          68,544
  Minority Interest                                              3,180           3,817           3,976
  Long-Term Debt (Less Current Maturities)                      90,592          55,222          55,222
                                                            ----------      ----------      ----------
            Total Capitalization                               164,456         127,895         127,742
                                                            ----------      ----------      ----------
                 Total                                      $  213,420      $  161,681      $  167,380
                                                            ==========      ==========      ==========


See Accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                              Three Months            Nine Months             Twelve Months
                                                             Ended June 30,          Ended June 30,           Ended June 30,
                                                          ---------------------------------------------------------------------
                                                            2001        2000        2001        2000        2001         2000
                                                          --------    --------    --------    --------    ---------    --------
Operating Revenues
 Gas Revenues                                             $ 15,445    $ 13,408    $ 89,630    $ 56,601    $ 102,751    $ 67,263
 Merchandise Sales                                             652         637       2,248       2,217        2,920       2,844
 Other                                                         284         389       1,015       1,077        1,455       1,376
                                                          --------    --------    --------    --------    ---------    --------
    Total Operating Revenues                                16,381      14,434      92,893      59,895      107,126      71,483
                                                          --------    --------    --------    --------    ---------    --------
Operating Expenses
 Cost  of Gas                                                5,598       3,379      47,904      16,769       51,139      18,529
 Cost of Merchandise                                           504         503       1,769       1,709        2,287       2,225
 Operations and Maintenance                                  5,224       4,758      16,780      15,341       21,728      19,687
 Depreciation                                                1,819       1,720       5,457       5,155        7,036       6,643
 Taxes, Other Than Income Taxes                              1,302       1,197       6,195       4,510        7,308       5,518
                                                          --------    --------    --------    --------    ---------    --------
    Total Operating Expenses                                14,447      11,557      78,105      43,484       89,498      52,602
                                                          --------    --------    --------    --------    ---------    --------
Operating Income                                             1,934       2,877      14,788      16,411       17,628      18,881
                                                          --------    --------    --------    --------    ---------    --------
Other Income and (Expense)
  Interest Expense                                          (2,142)     (1,216)     (5,651)     (3,801)      (6,914)     (5,075)
  Allowance for Borrowed Funds Used During Construction        669          41       1,069         170        1,078         190
  Interest Income                                              345         122       1,076         323        1,213         443
  Minority Interest                                           (129)       (186)       (505)       (546)        (727)       (615)
                                                          --------    --------    --------    --------    ---------    --------
       Total Other Income (Expense)                         (1,257)     (1,239)     (4,011)     (3,854)      (5,350)     (5,057)
                                                          --------    --------    --------    --------    ---------    --------
Income Before Income Taxes                                     677       1,638      10,777      12,557       12,278      13,824

Income Taxes                                                   188         609       3,912       4,663        4,515       5,060
                                                          --------    --------    --------    --------    ---------    --------
Income Before Extraordinary Loss                               489       1,029       6,865       7,894        7,763       8,764

Extraordinary Loss on Early Extinguishment of Debt
 (Net of Income Tax Benefit of $808) (Note 6)                   --          --      (1,423)         --       (1,423)         --
                                                          --------    --------    --------    --------    ---------    --------
Net Income                                                $    489    $  1,029    $  5,442    $  7,894    $   6,340       8,764
                                                          ========    ========    ========    ========    =========    ========
Basic Earnings Per Share
  Income Before Unusual Items                             $   0.10    $   0.21    $   1.40    $   1.61    $    1.58    $   1.79
  Extraordinary Loss on Early Extinguishment of Debt                              $  (0.29)               $   (0.29)
                                                          --------    --------    --------    --------    ---------    --------
    Net Income                                            $   0.10    $   0.21    $   1.11    $   1.61    $    1.29    $   1.79
                                                          ========    ========    ========    ========    =========    ========
Diluted Earnings Per Share
  Income Before Unusual Items                             $   0.10    $   0.21    $   1.38    $   1.60    $    1.56    $   1.77
  Extraordinary Loss on Early Extinguishment of Debt                              $  (0.29)               $   (0.29)
                                                          --------    --------    --------    --------    ---------    --------
    Net Income                                            $   0.10    $   0.21    $   1.09    $   1.60    $    1.27    $   1.77
                                                          ========    ========    ========    ========    =========    ========
Average Common Shares Outstanding (Note 5)
  Basic                                                      4,929       4,907       4,923       4,902        4,920       4,900
                                                          ========    ========    ========    ========    =========    ========
  Diluted                                                    4,992       4,944       4,981       4,944        4,974       4,943
                                                          ========    ========    ========    ========    =========    ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In Thousands)
                                   (Unaudited)

                                            Three Months            Nine Months             Twelve Months
                                           Ended June 30,          Ended June 30,          Ended June 30,
                                        ---------------------------------------------------------------------
                                          2001        2000        2001        2000        2001         2000
                                        --------    --------    --------    --------    ---------    --------
Balance at Beginning of Period          $ 52,070    $ 50,104    $ 49,576    $ 45,542    $  49,906    $ 45,822
Net Income                                   489       1,029       5,442       7,894        6,340       8,764
                                        --------    --------    --------    --------    ---------    --------
     Total                                52,559      51,133      55,018      53,436       56,246      54,586
Less:  Dividends                           1,283       1,227       3,742       3,530        4,970       4,680
                                        --------    --------    --------    --------    ---------    --------
Balance at End of Period                $ 51,276    $ 49,906    $ 51,276    $ 49,906    $  51,276    $ 49,906
                                        ========    ========    ========    ========    =========    ========


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Nine Months
                                                            Ended June 30,
                                                          2001          2000
                                                       ----------    ----------
Net Cash Provided by Operating Activities              $   11,505    $   12,464
                                                       ----------    ----------

Cash Flows Used In Investing Activities:
  Capital Expenditures                                    (33,643)       (5,497)
  Increase in Temporary Investments                        (4,259)           --
                                                       ----------    ----------

  Net Cash Used in Investing Activities                   (37,902)       (5,497)

Cash Flows From Financing Activities:
  Repayment of Long-Term Debt                             (20,566)         (962)
  Proceeds from Issuance of Long-Term Debt                 55,000            --
  Changes in Short-Term Borrowings                          5,855       (17,177)
  Payment of Dividends                                     (3,742)       (3,530)
  Dividend Reinvestment                                       440           337
  Partnership Distributions                                (1,078)         (311)
                                                       ----------    ----------

  Net Cash Provided (Used) by Financing Activities         35,909       (21,643)
                                                       ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents        9,512       (14,676)
                                                       ----------    ----------

Cash and Cash Equivalents at Beginning of Period            8,691        22,875
                                                       ----------    ----------

Cash and Cash Equivalents at End of Period             $   18,203    $    8,199
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine month periods ended June 30, 2001 and 2000 are not indicative of the results to be expected for the full year.

Note 4. The Company is principally engaged in two reportable business segments:
Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and through Storage. Through Marketing, Mobile Gas, and Services, the Company also provides marketing, merchandising, and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other category. All segments are located in Southwest Alabama.

Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment.

For the three months ended                   NATURAL GAS       NATURAL GAS
  June 30, 2001 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 14,481          $ 2,004          $ 937        $ (1,041)           $ 16,381
Operating Expenses                               13,813              771            904          (1,041)             14,447
Operating Income                                    668            1,233             33                               1,934

For the three months ended                   NATURAL GAS       NATURAL GAS
  June 30, 2000 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 12,709          $ 1,731        $ 1,026        $ (1,032)           $ 14,434
Operating Expenses                               11,153              595            841          (1,032)             11,557
Operating Income                                  1,556            1,136            185                               2,877

For the nine months ended                    NATURAL GAS       NATURAL GAS
  June 30, 2001 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 86,886          $ 5,966        $ 3,264        $ (3,223)           $ 92,893
Operating Expenses                               75,950            2,358          3,020          (3,223)             78,105
Operating Income                                 10,936            3,608            244                              14,788
Extraordinary Loss                                                (1,423)                                            (1,423)

For the nine months ended                    NATURAL GAS       NATURAL GAS
  June 30, 2000 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 54,801          $ 4,894        $ 3,294        $ (3,094)           $ 59,895
Operating Expenses                               42,171            1,838          2,569          (3,094)             43,484
Operating Income                                 12,630            3,056            725                              16,411

For the twelve months ended                  NATURAL GAS       NATURAL GAS
  June 30, 2001 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 98,878          $ 8,125        $ 4,375        $ (4,252)          $ 107,126
Operating Expenses                               86,880            2,946          3,924          (4,252)             89,498
Operating Income                                 11,998            5,179            451                              17,628
Extraordinary Loss                                                (1,423)                                            (1,423)

For the twelve months ended                  NATURAL GAS       NATURAL GAS
  June 30, 2000 (in thousands)              DISTRIBUTION         STORAGE         OTHER        ELIMINATIONS       CONSOLIDATED
                                            ------------       -----------       ------       ------------       ------------
Operating Revenues                             $ 64,900          $ 6,483        $ 4,220        $ (4,120)           $ 71,483
Operating Expenses                               50,970            2,400          3,352          (4,120)             52,602
Operating Income                                 13,930            4,083            868                              18,881

Note 5. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period. Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 63,000 and 37,000 for the three months ended June 30, 2001 and 2000, respectively; 58,000 and 42,000 for the nine months ended June 30, 2001 and 2000, respectively; and 54,000 and 43,000 for the twelve months ended June 30, 2001 and 2000, respectively. These differences in equivalent shares are from outstanding stock options.

Note 6. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. Approximately $18,670,000 of the proceeds were used to pay the balance of existing debt incurred to construct Bay Gas' first natural gas storage cavern. In connection with the early payment of the existing debt, Bay Gas incurred an extraordinary loss on early extinguishment of debt which totaled $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern. After deducting the minority interest of $223,000 and a tax benefit of $808,000, the extraordinary loss recorded by the Company was $1,423,000.

Note 7. As of October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of these standards did not have a significant impact on the accompanying financial statements.

Note 8. In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and is not expected to have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. The Company will be required to adopt SFAS 142 on October 1, 2002, but may early adopt on October 1, 2001. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.

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

RESULTS OF OPERATIONS

NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis. Net income for the three months ended June 30, 2001 was $489,000 or $0.10 per share compared to net income of $1,029,000 or $0.21 per share for the third quarter of fiscal 2000. Net income before extraordinary loss due to the early extinguishment of debt (see Note 6 above) for the nine months ended June 30, 2001 was $6,865,000 or $1.38 per share compared to net income of $7,894,000 or $1.60 per share for the nine-month period of fiscal year 2000. Net income before extraordinary loss for the twelve months ended June 30, 2001 and 2000 was $7,763,000 or $1.56 per share and $8,764,000 or $1.77 per share, respectively. The decrease in net income before extraordinary loss for the three, nine and twelve months ended June 30, 2001 was due primarily to factors associated with the unprecedented increases in natural gas prices in the current year winter heating season. Fluctuations in the commodity price of natural gas were passed on to customers, which, together with colder than normal weather, one of the coldest winter seasons on record, resulted in large increases in customers' monthly gas bills. In response to the corresponding increase in accounts receivable, in the second quarter of 2001 the Company established substantial additional reserves for anticipated uncollectible account balances for gas delivered during the current year winter heating season and adjusted these reserves by an additional $49,000 in the third quarter of 2001. The increased reserves are reflected as operating expenses in the current year periods.

OPERATING REVENUES

Gas revenues increased $2,037,000 (15%), $33,029,000 (58%) and $35,488,000
(53%), respectively, for the three, nine and twelve months ended June 30, 2001 primarily due to the dramatic increase in natural gas prices and an increase in gas volumes delivered to customers. This past winter natural gas wholesale prices increased to levels far exceeding their 10-year average. In recent months the price of natural gas has declined compared to the prices experienced during the peak of the heating season; however, the price has not returned to historic levels and the Company does not anticipate pricing at such levels in the near term. Fluctuations in the actual cost of gas are passed on to the customers through the purchased gas adjustment provision of rate tariffs and do not directly result in any increase or decrease in margins or profits.

Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their heating usage is affected to a large degree by temperatures during the heating season, increased $1,721,000 (20%), $28,968,000 (67%), and $29,934,000 (60%), respectively, for the three, nine and twelve months ended June 30, 2001. The increases in revenues are due primarily to the higher purchased gas costs passed through to the customers as discussed above and an increase in usage by these customers during the first and second quarters of 2001 due to weather that was colder than the prior year. Volumes sold to temperature-sensitive customers declined 13% for the three months ended June 30, 2001 due to a decrease in usage per degree day as customers sought to conserve energy and as a result of weather which was warmer than normal and warmer than the prior year during this three month period; however, volumes increased 21% and 16% for the nine and twelve-month periods ended June 30, 2001. Temperatures during this year's heating season, October 2000 through April 2001, were 20% colder than normal and 44% colder than the prior year. Although the Company does not anticipate any material change in the number of customers in this next winter, it is possible that persistent extraordinarily high gas prices at the levels experienced this past winter would cause some customers to change to other heating methods or reduce their usage of natural gas. Recent reductions in natural gas prices, as compared to the unprecedented levels experienced this past winter, however, are encouraging. Mobile Gas has taken steps to reduce the risk of price fluctuations through the implementation of a gas supply purchasing strategy designed to help stabilize gas costs for next winter.

Gas sales revenues from large commercial and industrial customers increased $279,000 (16%), $3,526,000 (77%) and $4,102,000 (72%), respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to higher gas prices. Volumes decreased 27% for the three months ended June 30, 2001 due primarily to one customer's unique operational needs which resulted in unusually high volumes delivered to that customer during the same period last year. For the nine months ended June 30, 2001, volumes increased less than 1% and, for the twelve months ended June 30, 2001, volumes increased 4%.

Some industrial customers have the capability to use fuel oil, coal, wood chips, or natural gas, and choose their fuel depending upon a number of factors, including the price of such fuels. The Company's rate tariffs include a competitive fuel clause, which allows the Company to adjust its rates to certain large industrial customers in order to compete with alternative energy sources. Even with the high natural gas prices this past winter, as of June 30, 2001, these industrial customers, with the exception of one, continued to use natural gas rather than other fuels although, in some cases, these volumes were reduced due to the higher prices and general economic conditions.

Gas transportation revenues, excluding those of Bay Gas, decreased $229,000 (11%), $428,000 (7%) and $211,000 (3%), respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to the closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry. Volumes transported to customers, excluding Bay Gas, during the three, nine and twelve months ended June 30, 2001 declined 10%, 10% and 9%, respectively, primarily due to the plant closure. In addition to the International Paper closure, transportation volumes were impacted for the three, nine and twelve month periods by the Corus Group plc (Corus, formerly known as British Steel) plant closure. Based on minimum payment provisions of the contract with Corus, the Corus closure is not expected to have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures and reduced demand associated with the pulp and paper industry is increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001. Construction was also recently completed on another new co-generation facility to which Mobile Gas has contracted to transport gas. The facility has been receiving small amounts of natural gas over the last two quarters for test purposes only and became fully operational in June 2001.

In May 2001, Mobile Gas filed a petition with the Alabama Public Service Commission (APSC) to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of its gas distribution system. Even though Mobile Gas' operation and maintenance expenses are low compared to other small gas distribution companies, they have been significantly affected by inflation over the last six years. This, along with the continuing investment required in the Company's distribution system, has prompted the Company to file for the increase, which if approved, would increase revenues approximately $9 million annually. There can be no assurance that the APSC will approve the increase since it has the authority to adjust the requested amount.

Bay Gas storage and transportation revenues (excluding revenues received from Mobile Gas) increased $264,000 (38%), $944,000 (52%) and $1,510,000 (64%),
respectively, for the three, nine and twelve months ended June 30, 2001. Contributing to the increase for all periods was a new industrial customer utilizing both storage and transportation services, transportation of natural gas to phase one of Alabama Power's Plant Barry co-generation facility which became operational in June 2000, and a new storage customer which began receiving service late in the first quarter of 2001. An additional factor contributing to the increase in transportation revenues for the three months ended June 30, 2001 was the completion of phase two of Alabama Power's gas-powered generating facility at Plant Barry in June 2001.

The construction of natural gas-fired electric generation facilities in the Southeast and specifically in the Mobile area has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Management expects this trend to continue since all new electric generation facilities reported to be planned for the Southeast are to be natural gas-fired. In August 2000, Bay Gas entered into a long-term natural gas storage contract with Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. The new storage capacity, in excess of Southern Company's current contract capacity, will be provided primarily from Bay Gas' second underground storage cavern that is currently under construction. The well has been drilled for the second cavern, leaching facilities have been installed, and the initial process of conventional leaching, which actually forms the cavern, has begun. The anticipated completion date for the second cavern is December 2002. In order to provide additional pipeline capacity to serve existing customers' additional transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has had two major pipeline projects under construction. Construction was recently completed on an 11-mile 20-inch pipeline that parallels the northern portion of the existing 22-mile Bay Gas pipeline. Construction is well underway on a new 18-mile 24-inch pipeline that will connect Bay Gas' existing line with Gulf South Pipeline Company's high pressure pipeline. This project is anticipated to be complete in fiscal 2001.


Gross margins on gas revenues, defined here as gas revenues less related cost of gas, have decreased $182,000 (2%) for the three months ended June 30, 2001, and increased $1,894,000 (5%) and $2,878,000 (6%), respectively, for the nine and twelve months ended June 30, 2001. As stated above, volumes delivered to temperature sensitive customers during the quarter ended June 30, 2001, as compared to the same period last year, decreased due to warmer weather. Volumes delivered to these same customers increased for the nine and twelve-month periods ended June 30, 2001 primarily due to weather which was 20% colder than normal during the current year winter heating season. Even though volumes sold to temperature sensitive customers fluctuated and temperatures ranged from colder than normal to warmer than normal for the periods presented, the temperature adjustment rider mitigates the impact of weather on the Company's margins. The Company uses its temperature adjustment rider to adjust margins on gas sales to residential and small commercial customers during the months of November through April when temperatures vary from normal. A significant portion of the increase in gross margin for the nine and twelve month periods noted above is due to the increase in business license taxes billed to customers and included in revenues. An explanation of the increase in business license taxes is included under "Operating Expenses" below. When the increase in these taxes are considered, the net margin for these periods increased slightly. While net margins (after deducting related business license taxes billed) from the Company's distribution business declined for all periods presented, such decline was offset by an increase in margins from Bay Gas for all periods.


Merchandise sales revenues increased $15,000 (2%), $31,000 (1%), and $76,000
(3%),
respectively, for the three, nine, and twelve months ended June 30, 2001 due to revenues associated with the sale of generators and the revenues associated with specialty stores.

Other operating revenues are comprised primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Also included within other operating revenues are revenues from engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other operating revenues decreased $105,000 (27%) and $62,000 (6%), respectively, for the three and nine months ended June 30, 2001 due to a decline in interest income associated with the financing of merchandise sales. An increase of $79,000 (6%) for the twelve-month period ended June 30, 2001 is primarily the result of revenues generated from pipeline corrosion protection services.

OPERATING EXPENSES

Cost of gas increased $2,219,000 (66%), $31,135,000 (186%) and $32,610,000
(176%), respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to the higher purchased gas prices and an increase in gas sales volumes. The Company passes the actual cost of gas on to customers under the purchased gas adjustment provision of rate tariffs as discussed above. Due to the fact that cost of gas is completely billed through to the Company's customers, fluctuations in the cost of gas have no direct effect on gas margins.

Operations and maintenance expenses increased $466,000 (10%), $1,439,000 (9%) and $2,041,000 (10%), respectively, for the three, nine and twelve months ended June 30, 2001. Bad debt reserves were increased by $49,000, $664,000 and $750,000 for the three, nine, and twelve-month periods ended June 30, 2001. The additional reserves for bad debts were established in an effort to provide adequate reserves for increased customer accounts receivable and arrears resulting from the higher gas costs and a colder than normal winter. Other factors impacting operations and maintenance expenses were payroll costs, including overtime, overhead costs associated with the opening of a second specialty store, and a general increase in expenses due to inflation. Of the increase noted above, approximately $161,000 (73%), $461,000 (63%) and $524,000
(53%) represent increases in Bay Gas' operations and maintenance expenses for the respective three, nine and twelve months ended June 30, 2001 as a result of expansion activities.

Depreciation expense increased for all periods ended June 30, 2001 resulting from increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $105,000 (9%), $1,685,000 (37%) and $1,790,000 (32%), respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

Interest expense increased $926,000 (76%), $1,850,000 (49%), and $1,839,000
(36%), respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to the issuance of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below for more detailed information) and increased short-term borrowings of $12,185,000 under the Company's line of credit due to the negative cash flow impact associated with higher accounts receivable balances, higher natural gas prices, and infrastructure expansion projects.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $628,000 (1,532%), $899,000 (529%) and $888,000 (467%),
respectively, for the three, nine and twelve months ended June 30, 2001, primarily due to an increase in on-going capital projects, which include Bay Gas' second storage cavern and the two Bay Gas pipeline projects.

Interest income increased $223,000 (183%), $753,000 (233%) and $770,000 (174%),
respectively, for the three, nine and twelve months ended June 30, 2001 due primarily to increased interest income on temporary investments of Bay Gas as a result of the investment of the unused portion of the debt issuance proceeds.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and SGT partnerships, of which EnergySouth, Inc. subsidiaries hold controlling interests.

Income tax expense, excluding the income tax benefit of $808,000 related to the extraordinary loss on early extinguishment of debt, decreased $421,000 (69%), $751,000 (16%) and $545,000 (11%), respectively, for the three, nine and twelve months ended June 30, 2001, primarily in relation to changes in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $11,505,000 and $12,464,000, respectively, for the nine months ended June 30, 2001 and 2000. The decline in cash flow from operating activities of $959,000 resulted from the timing of the collection of gas costs, timing differences of receipts from customers on their gas receivable balance, and increased inventory balances attributed to stored natural gas.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $37,902,000 and $5,497,000, respectively, for the nine months ended June 30, 2001 and 2000. Total capital expenditures increased $28,146,000 for the current year nine months compared to the same period of fiscal year 2000. In addition to the Company's regular construction program, cash used in investing activities for the current year nine month period increased due to capital expansion projects related to the construction by Bay Gas of its second underground storage cavern and two pipeline projects. Also, Mobile Gas completed construction of a 10-mile pipeline in December 2000 that expands its system into nearby Baldwin County and has also completed an expansion project to provide transportation services to a new co-generation facility. Also contributing to the increase in investing activities was the short-term investment, as of June 30, 2001, of $4,259,000 of proceeds from the December 2000 Bay Gas debt issuance.

Financing activities provided cash of $35,909,000 for the nine months ended June 30, 2001 compared to using cash of $21,643,000 for the nine months ended June 30, 2000. The increase in cash provided by financing activities during the current year nine month period was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds were used to repay a note to Mobile Gas for the financing of base gas in the existing storage cavern and $18,670,000 was used to pay the balance of existing debt incurred to construct that storage cavern.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement of which $7,815,000 was available for borrowing as of June 30, 2001. With these sources, in addition to cash and temporary investments of $22,462,000 as of June 30, 2001, management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At June 30, 2001 the Company had approximately $92.5 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2000 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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


                                            MOBILE GAS SERVICE CORPORATION
                                                    (Registrant)


Date:   August 10, 2001                                       /s/ John S. Davis
      ------------------                 --------------------------------------
                                                                  John S. Davis
                                                                  President and
                                                        Chief Executive Officer



Date:   August 10, 2001                                  /s/ Charles P. Huffman
      ------------------                 --------------------------------------
                                                             Charles P. Huffman
                                                         Sr. Vice President and
                                                        Chief Financial Officer