Form 10-K
period 2001-09-30
ENERGYSOUTH INC
filed 2001-12-21
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____ to ____

                                                                 Commission File
                                                                  Number 0-29604

                                EnergySouth, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Alabama                                            58-2358943
-----------------------------------                        --------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   2828 Dauphin Street, Mobile, Alabama                                 36606
-----------------------------------------                            ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code              (251) 450-4774
                                                                --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each exchange
         Title of each class                              on which registered
         -------------------                             --------------------
               None                                             None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock ($.01 par value)
                          ----------------------------
                                (Title of Class)

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
                            ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 17, 2001) was approximately $112,133,604.

         As of December 17, 2001, there were 4,950,711 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 25, 2002 are incorporated by reference into Part III.

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

         EnergySouth Services, Inc. ("Services") was incorporated in March 1983. Through Services, the Company provides contract and consulting work for utilities and industrial customers. Services owns a 51% interest in Southern Gas Transmission Company ("SGT"), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc. During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Gulf South Pipeline Company ("Gulf South") near Flomaton, Alabama to the facilities of Alabama River Pulp Company, Inc. in Claiborne, Alabama.

         MGS Marketing Services, Inc. ("Marketing") was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

         In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

         MGS Storage Services, Inc. ("Storage") was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2001 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation ("Olin"). Bay Gas owns and operates an underground gas storage cavern and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

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

         For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2001, 2000, and 1999, please see Note 9 to the Consolidated Financial Statements on pages F-19 and F-20.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2001, approximately 63% of the Company's gas revenues were derived from residential sales, 15% from small commercial and industrial sales, 10% from large commercial and industrial sales, 9% from transportation services, and 3% from storage and miscellaneous services. Residential sales in 2001 accounted for approximately 6% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 91%, respectively. The ten largest customers of the Company accounted for approximately 11% of the Company's gross margin in fiscal 2001, with the largest accounting for approximately 1%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income on page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

         EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the central gulf coast and the developing gas-fired electric generation markets in the lower southeast region of the United States. Mobile Gas has begun providing transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities, one of which has been recently expanded. During 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide salt-dome storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas is currently developing a second underground storage cavern as discussed in "Gas Storage" below. In addition to the developing local electric generation market for transportation and storage services, industry projections indicate Florida utilities plan to add in excess of 10,000 megawatts of gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, would be well positioned to serve the storage needs of that market.

GAS SUPPLY

         The Company is directly connected to four natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 2001, the Company obtained approximately 66% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for peak day needs of 10,000 MMBtu/day until October 31, 2002, and 13,000 MMBtu/day until June 30, 2002, through the direct connections with Mobil and Shell's processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011.

GAS STORAGE

         Construction of the current Bay Gas storage cavern and facilities was completed in 1994. At September 30, 2001, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately 1.2 million MMBtu of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.0 million MMBtu, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission Company and Gulf South which provide access to interstate markets.

         In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately 40% of the working storage capacity of the existing cavern for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 2001, the storage facility's injection capacity ranged from 35,000 to 50,000 MMBtu/day, depending upon cavern pressure, and the withdrawal capacity was 260,000 MMBtu/day.

         In order to provide storage services under the terms of the contract with Southern Company Services, Inc., Bay Gas has begun development of a second underground storage cavern. The second cavern is being constructed in two phases at a total cost of approximately $35 million. Phase I, which is scheduled for completion by December 1, 2002, would more than double Bay Gas' existing natural gas storage capacity and provide sufficient working capacity for Bay Gas to provide storage services under its contract with Southern Company Services, Inc. Phase II, which would expand the cavern without interruption of storage operations to its planned ultimate working storage capacity of 3.5 million MMBtu, is intended to be completed by fiscal year 2004. In order to accommodate new transportation customers, Bay Gas has completed construction on two new pipelines to expand and/or extend its existing pipeline at a cost of approximately $20 million. One project has added approximately 11 miles of 20-inch pipeline that parallels the northern half of the Bay Gas existing 20-inch main line. The second project has added 18 miles of 24-inch pipeline that connects the current south end of Bay Gas' existing line with Gulf South's interstate pipeline.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed. Even with the high natural gas prices of last winter, these industrial customers, except for one, continued to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation" below and "Operating Revenues" under Item 7 below.

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

         Gas Storage Competition. A number of types of competitors may provide services like or in competition with those of Bay Gas. These include, among others, natural gas storage facilities, natural gas aggregators, and natural gas pipelines. Bay Gas believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See "Rates and Regulation" below.

RATES AND REGULATION

         The natural gas distribution operations of Mobile Gas are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates are determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Beginning December 1, 1995, Mobile Gas also is allowed to recover costs associated with its replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by Mobile Gas are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, equipment, accounting, and other matters. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, designed to increase annual gas revenues by approximately $7.8 million which will allow the Company the opportunity to earn a rate of return on equity of 13.6%. Mobile Gas also requested approval of a Rate Stabilization and Equalization (RSE) tariff action which has been deferred until June 2002. RSE is a ratemaking methodology that by design will allow for smaller, more frequent adjustments in rates to customers while providing more consistent returns for shareholders.

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

         The Mobile Gas tariffs include a purchased gas adjustment clause which allows it to pass on to its sales customers increases or decreases in gas costs from those reflected in its tariff charges. Adjustments under such clauses require periodic filings with the APSC but do not require a general rate proceeding. Under the purchased gas adjustment clause, Mobile Gas has a competitive fuel clause which gives it the right to adjust its rates to certain large customers in order to compete with alternative energy sources. Any margin lost as a result of competitive fuel clause adjustments is recoverable from its other customers.

         Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. The operations of SGT, which consist only of intrastate transportation of gas, are also regulated by the APSC.

         Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission
(FERC), which has jurisdiction over interstate services, allow Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC issued orders on April 28, 1999 and October 11, 2001 approving rates for such services.

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

SEASONAL NATURE OF BUSINESS

         The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and Regulation" and below under "Management's Discussion and Analysis of Results of Operations and Financial Condition," the application of a temperature rate adjustment in customers' bills beginning in November 1996 has helped to level out the effects of temperature extremes on results of operations.

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

EMPLOYEES

         Mobile Gas employed 294 full-time employees as of September 30, 2001. Of these, approximately 37% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2001 Bay Gas employed 6 full-time employees. The Company believes that it enjoys generally good labor relations.

Item 2.  Properties.

         The Company's physical properties consist of distribution, general, transmission, and storage plant. The distribution plant is located in Mobile County and Baldwin County, Alabama and is used in the distribution of natural gas to the Company's customers. The distribution plant consists primarily of mains, services, meters and regulating equipment, all of which are adequate to serve the present customers. The distribution plant is located on property which the Company is entitled to use as a result of franchises granted by municipal corporations, or on easements or rights-of-way.

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

         The storage plant, consisting of an underground cavern for the storage of natural gas and related pipelines and surface facilities, is located primarily in Washington County, Alabama. The storage facilities are constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company's option for an additional term of 20 years.

         Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2001.

Item 3.  Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 2002. Officers are appointed by the Board of Directors of the Company.

                                                                        Business Experience
Name, Age, and Position                                                 During Past 5 Years
-----------------------                                                 -------------------
W. G. Coffeen, III, 55                                                  Appointed in December 2000; Previously: Vice
Senior Vice President of Operations and Marketing - EnergySouth,        President of Corporate Development and
Inc.                                                                    Planning - EnergySouth, Inc. (1998 - 2001)

Senior Vice President of Operations and Marketing - Mobile Gas          Appointed in December 2000; Previously: Vice
Service Corporation; Director and President - EnergySouth               President - Corporate Development and Planning
Services, Inc.; Director and  President - MGS Marketing Services,       - Mobile Gas Service Corporation;
Inc.                                                                    Director/Vice President - MGS Marketing
                                                                        Services, Inc.; Vice President - MGS Storage
                                                                        Services, Inc. (1998 - 2001) Appointed in
                                                                        1998; Previously: Vice President - Marketing,
                                                                        Mobile Gas Service Corporation (1986 - 1998);

                                                                        Business Experience
Name, Age, and Position                                                 During Past 5 Years
-----------------------                                                 -------------------
Charles P. Huffman, 48                                                  Appointed in December 2000; Previously: Vice
Senior Vice President and Chief Financial Officer - EnergySouth,        President, Chief Financial Officer, and
Inc.                                                                    Treasurer - EnergySouth, Inc. (1998 - 2001)

Senior Vice President and Chief Financial Officer - Mobile Gas          Appointed in December 2000; Previously: Vice
Service Corporation; Vice President and Chief Financial Officer -       President, Chief Financial Officer, Treasurer,
EnergySouth Services, Inc.; Director, Vice President and Chief          and Assistant Secretary - Mobile Gas Service
Financial Officer - MGS Marketing Services, Inc.; Director, Vice        Corporation; Vice President/Treasurer -
President and Chief Financial Officer - MGS Storage Services, Inc.      EnergySouth Services, Inc.; Director/Vice
                                                                        President/Treasurer - MGS Storage Services,
                                                                        Inc.; Director/Vice President/Treasurer - MGS
                                                                        Marketing Services, Inc. (1998 - 2001)

G. Edgar Downing, Jr., 45*                                              Appointed in 1998
Vice President, Secretary and General Counsel - EnergySouth,
Inc.;

Secretary, General Counsel and Vice President of Administration -       Appointed in 1998; Previously: Vice President,
Mobile Gas Service Corporation; Director, Vice President and            Secretary and General Counsel - Mobile Gas
Secretary - EnergySouth Services, Inc.; Director, Vice President        Service Corporation (1994-1998)
and Secretary - EnergySouth Services, Inc.; Vice President and
Secretary - MGS Marketing Services, Inc.; Director, Vice
President and Secretary - MGS Storage Services, Inc.

Susan P. Stringer, 40                                                   Appointed in December 2000
Vice President and Controller - EnergySouth, Inc.

Vice President and Controller - Mobile Gas Service Corporation          Appointed in December 2000; Previously:
                                                                        Director - Financial Reporting - Mobile Gas
                                                                        Service Corporation (2000); Manager -
                                                                        Financial Reporting - Mobile Gas Service
                                                                        Corporation (1999 - 2000); Accounting Manager
                                                                        - Mobile Gas Service Corporation (1998 -
                                                                        1999); Treasury Manager - Mobile Gas Service
                                                                        Corporation - Mobile Gas Service Corporation
                                                                        (1995 - 1998)

Robert A. Headrick, 40                                                  Appointed in January 2001
Treasurer and Assistant Secretary - EnergySouth, Inc.

Treasurer and Assistant Secretary - Mobile Gas Service
Corporation; Treasurer and Assistant Secretary - EnergySouth            Appointed in January 2001; Previously:
Services, Inc.; Treasurer and Assistant Secretary - MGS Marketing       Director of Internal Audit - Mobile Gas
Services, Inc.; Treasurer and Assistant Secretary - MGS Storage         Service Corporation (1998 - 2001); Corporate
Services, Inc.                                                          Controller - Integrity Music, Inc. (1997 -
                                                                        1998)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 17, 2001 there were 1,438 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                            Per Share
                       Dividends Declared                       Closing Price Range
                       ------------------     -----------------------------------------------------
 Fiscal Year
Quarter Ended            2001     2000                2001                            2000
-------------            ----     ----        ---------------------        ------------------------
                                                High         Low             High              Low
                                                ----         ---             ----              ---
December 31             $.250      $.235       $23.000      $18.250         $25.000          $19.500
March 31                 .250       .235        21.938       20.500          20.500           17.000
June 30                  .260       .250        23.250       20.370          20.250           17.375
September 30             .260       .250        23.375       20.360          20.000           18.000

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

ITEM 6 - ENERGYSOUTH, INC.    -     SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

YEARS ENDED SEPTEMBER 30,                                         2001          2000           1999           1998          1997
-------------------------                                      ---------      ---------     ---------      ---------     ---------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                   $ 103,424      $  69,714     $  63,889      $  70,740     $  69,622
Merchandise Sales                                                  2,966          2,913         2,827          2,920         2,678
Other                                                              1,369          1,470         1,344          1,329         1,281
                                                               ---------      ---------     ---------      ---------     ---------
TOTAL OPERATING REVENUES                                       $ 107,759      $  74,097     $  68,060      $  74,989     $  73,581
                                                               ---------      ---------     ---------      ---------     ---------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE                $   7,561      $   8,792     $   8,624      $   8,417     $   8,126
       EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
     Extraordinary Loss on  Early Extinguishment of Debt       $  (1,423)
     Cumulative Effect of Changes in Accounting Principles            --             --          (349)            --            --
                                                               ---------      ---------     ---------      ---------     ---------
NET INCOME                                                     $   6,138      $   8,792     $   8,275      $   8,417     $   8,126
                                                               ---------      ---------     ---------      ---------     ---------
     Preferred Stock Dividends
     Earnings Applicable to Common Stock                       $   6,138      $   8,792     $   8,275      $   8,417     $   8,126
     Cash Dividends Per Share of Common Stock (1)              $    1.02      $    0.97     $    0.91      $    0.84     $    0.78
                                                               ---------      ---------     ---------      ---------     ---------
BASIC EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Extraordinary Loss and Cumulative Effect
              of Changes in Accounting Principles              $    1.54      $    1.79     $    1.77      $    1.73     $    1.68
     Net Income (1)                                            $    1.25      $    1.79     $    1.70      $    1.73     $    1.68
                                                               ---------      ---------     ---------      ---------     ---------
DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Extraordinary Loss and Cumulative Effect
              of Changes in Accounting Principles              $    1.52      $    1.78     $    1.75      $    1.71     $    1.66
     Net Income (1)                                            $    1.23      $    1.78     $    1.68      $    1.71     $    1.66
                                                               ---------      ---------     ---------      ---------     ---------
AVERAGE COMMON SHARES OUTSTANDING (1):
  Basic (1)                                                        4,926          4,904         4,884          4,865         4,844
  Diluted (1)                                                      4,987          4,944         4,933          4,926         4,881
Total Assets                                                   $ 218,852      $ 167,380     $ 173,635      $ 166,541     $ 161,857
Long-Term Debt                                                 $  90,592      $  55,222     $  58,017      $  58,979     $  63,580
                                                               ---------      ---------     ---------      ---------     ---------

STATISTICAL

GAS REVENUE (IN THOUSANDS):
  Sales:
    Residential                                                $  65,394      $  41,750     $  39,575      $  44,725     $  44,330
    Commercial and Industrial - Small                             15,499          9,433         8,613          9,208         8,948
    Commercial and Industrial - Large                             10,060          6,316         5,242          6,784         7,638
  Transportation                                                   9,594          9,336         8,215          8,210         6,886
  Storage (other than intercompany)                                2,134          2,153         1,689          1,204         1,176
  Other                                                              743            726           555            609           644
                                                               ---------      ---------     ---------      ---------     ---------
      Total                                                    $ 103,424      $  69,714     $  63,889      $  70,740     $  69,622
                                                               ---------      ---------     ---------      ---------     ---------
DELIVERY TO CUSTOMERS (IN THOUSAND THERMS):
  Gas Sales:
    Residential                                                   51,415         43,014        39,866         51,493        48,099
    Commercial and Industrial - Small                             14,318         12,590        11,781         13,231        12,338
    Commercial and Industrial - Large                             12,570         12,860        11,683         15,169        16,975
  Transportation                                                 790,741        611,541       357,183        335,905       284,248
                                                               ---------      ---------     ---------      ---------     ---------
      Total                                                      869,044        680,005       420,513        415,798       361,660
                                                               ---------      ---------     ---------      ---------     ---------
CUSTOMERS BILLED (PEAK MONTH):
  Residential                                                     94,948         95,131        95,022         95,443        95,446
  Commercial and Industrial - Small                                5,197          5,256         5,282          5,305         5,267
  Commercial and Industrial - Large                                   89             95            92             97           101
  Transportation                                                      43             37            37             30            30
                                                               ---------      ---------     ---------      ---------     ---------
      Total                                                      100,277        100,519       100,433        100,875       100,844
                                                               ---------      ---------     ---------      ---------     ---------
Degree Days (2)                                                    1,978          1,379         1,196          1,889         1,487

NUMBER OF EMPLOYEES (END OF PERIOD)                                  300            291           280            281           276



YEARS ENDED SEPTEMBER 30,                                         1996          1995           1994          1993          1992
-------------------------                                      ---------      ---------     ---------      ---------     ---------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                    $  68,334     $  56,204     $  60,470     $  54,291     $  51,166
Merchandise Sales                                                   2,674         2,576         2,514         2,199         2,002
Other                                                               1,224           788           774         1,066           856
                                                                ---------     ---------     ---------     ---------     ---------
TOTAL OPERATING REVENUES                                        $  72,232     $  59,568     $  63,758     $  57,556     $  54,024
                                                                ---------     ---------     ---------     ---------     ---------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE                 $   8,631     $   4,028     $   4,893     $   4,920     $   5,368
       EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
     Extraordinary Loss on  Early Extinguishment of Debt
     Cumulative Effect of Changes in Accounting Principles
                                                                ---------     ---------     ---------     ---------     ---------
NET INCOME                                                      $   8,631     $   4,028     $   4,893     $   4,920     $   5,368
                                                                ---------     ---------     ---------     ---------     ---------
     Preferred Stock Dividends                                                              $       5     $      29     $      29
     Earnings Applicable to Common Stock                        $   8,631     $   4,028     $   4,888     $   4,891     $   5,339
     Cash Dividends Per Share of Common Stock (1)               $    0.74     $    0.70     $    0.68     $    0.64     $    0.60
                                                                ---------     ---------     ---------     ---------     ---------
BASIC EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Extraordinary Loss and Cumulative Effect
              of Changes in Accounting Principles               $    1.79     $    0.84     $    1.18     $    1.19     $    1.31
     Net Income (1)                                             $    1.79     $    0.84     $    1.18     $    1.19     $    1.31
                                                                ---------     ---------     ---------     ---------     ---------
DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Extraordinary Loss and Cumulative Effect
              of Changes in Accounting Principles               $    1.78     $    0.84     $    1.18     $    1.19     $    1.31
     Net Income (1)                                             $    1.78     $    0.84     $    1.18     $    1.19     $    1.31
                                                                ---------     ---------     ---------     ---------     ---------
AVERAGE COMMON SHARES OUTSTANDING (1):
  Basic (1)                                                         4,826         4,812         4,128         4,100         4,089
  Diluted (1)                                                       4,838         4,812         4,128         4,100         4,089
Total Assets                                                    $ 150,779     $ 136,567     $ 134,529     $ 116,839     $  80,531
Long-Term Debt                                                  $  54,509     $  57,328     $  59,047     $  60,416     $  26,833
                                                                ---------     ---------     ---------     ---------     ---------

STATISTICAL

GAS REVENUE (IN THOUSANDS):
  Sales:
    Residential                                                 $  43,929     $  36,106     $  40,535     $  35,204     $  33,023
    Commercial and Industrial - Small                               8,348         6,813         7,209         6,170         5,634
    Commercial and Industrial - Large                               7,914         6,151         6,188         6,403         6,822
  Transportation                                                    6,571         6,172         5,881         5,927         5,104
  Storage (other than intercompany)                                   926           245            13            --            --
  Other                                                               646           717           644           588           583
                                                                ---------     ---------     ---------     ---------     ---------
      Total                                                     $  68,334     $  56,204     $  60,470     $  54,292     $  51,166
                                                                ---------     ---------     ---------     ---------     ---------
DELIVERY TO CUSTOMERS (IN THOUSAND THERMS):
  Gas Sales:
    Residential                                                    59,403        47,992        56,100        50,046        49,986
    Commercial and Industrial - Small                              14,148        11,669        12,463        11,072        10,898
    Commercial and Industrial - Large                              23,252        19,536        19,045        23,012        28,951
  Transportation                                                  279,798       274,859       253,702       237,499       221,608
                                                                ---------     ---------     ---------     ---------     ---------
      Total                                                       376,601       354,056       341,310       321,629       311,443
                                                                ---------     ---------     ---------     ---------     ---------
CUSTOMERS BILLED (PEAK MONTH):
  Residential                                                      95,338        94,822        94,424        91,936        84,640
  Commercial and Industrial - Small                                 5,257         5,235         5,195         4,812         4,784
  Commercial and Industrial - Large                                   105           108           106           105           104
  Transportation                                                       30            29            31            30            30
                                                                ---------     ---------     ---------     ---------     ---------
      Total                                                       100,730       100,194        99,756        96,883        89,558
                                                                ---------     ---------     ---------     ---------     ---------
Degree Days (2)                                                     2,030         1,331         1,837         1,611         1,689

NUMBER OF EMPLOYEES (END OF PERIOD)                                   276           275           260           243           238


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

Item 7. Management's Discussion and Analysis of Results of Financial Condition and Results of Operation.

THE COMPANY

EnergySouth, Inc. (EnergySouth) is a holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as "the Company." The Company, through Mobile Gas Service Corporation (Mobile Gas) and Southern Gas Transmission Company (SGT), is engaged in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Through Bay Gas Storage Company, Ltd. (Bay Gas), the Company provides underground natural gas storage services and transportation services. Other EnergySouth subsidiaries are engaged in gas marketing, merchandising and other energy-related services.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas supplies, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC issued orders on April 28, 1999 and October 11, 2001 approving rates for such services.

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

RESULTS OF OPERATIONS

NET INCOME BEFORE UNUSUAL ITEMS

All earnings per share amounts referred to herein are computed on a diluted basis. Income before the extraordinary loss due to the early extinguishment of debt and the cumulative effect of changes in accounting principle for the fiscal years ended September 30, 2001, 2000 and 1999 was $7,561,000 ($1.52 per share),
$8,792,000 ($1.78 per share) and

$8,624,000 ($1.75 per share), respectively. Increased earnings from natural gas storage and transportation operations at Bay Gas produced the greatest positive impact on earnings in fiscal 2001 and fiscal 2000. During 2001, however, this increase was more than offset by a decrease in the earnings of the Company's distribution and other businesses and an increase in interest expense, resulting in a net decrease in earnings for fiscal year 2001. Increased margins (gas revenues less cost of gas and related revenue taxes) from the Company's distribution business and decreased interest expense contributed to the growth of fiscal 2000 earnings while increased operations and maintenance expenses partially offset these positive impacts.

RATE PROCEEDINGS

In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, which are designed to increase annual gas revenues by approximately $7.8 million and allow Mobile Gas the opportunity to earn a rate of return on equity of 13.6%.

Mobile Gas also requested approval of a Rate Stabilization and Equalization
(RSE) tariff, a ratemaking methodology already used by the Commission to regulate certain other utilities, which would allow for periodic rate adjustments in the future. The Commission will conduct a hearing by the end of May 2002 addressing Mobile Gas' RSE request.

As a result of increased customer accounts receivable and arrears due to higher gas costs and colder than normal temperatures during the fiscal 2001 winter, bad debt expense increased by $832,000 for 2001 compared to 2000. However, consistent with regulatory treatment allowed by the APSC under the new rates, approximately $664,000 of the bad debt expense was reclassified as a regulatory asset. The regulatory asset will be amortized to expense over the next five years, beginning in October 2001, and the new rates provide for recovery of the expense.

OPERATING REVENUES

Gas revenues increased $33,710,000 (48%) in 2001 compared to 2000 due primarily to an increase in distribution and transportation revenues.

NATURAL GAS DISTRIBUTION

Revenues from the sale and transportation of gas to customers by the distribution business increased $32,835,000 (49%) during fiscal year 2001. The large increase in distribution revenues is primarily due to the dramatic rise in natural gas prices and an increase in gas volumes delivered to customers. During the winter of fiscal 2001 natural gas prices increased to levels which far exceeded their 10-year average. Subsequently, the price of natural gas declined significantly as compared to prices experienced during the peak of the heating season. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins or profits.

Gas sales revenues from residential and small commercial customers, referred to as temperature-sensitive customers since their gas usage is affected to a large degree by temperatures during the heating season, increased $29,710,000 (58%) in fiscal 2001 due primarily to higher purchased gas costs passed through to customers and an increase in volumes sold of 18% resulting primarily from temperatures during the fiscal 2001 winter heating season which was 20% colder than normal and 44% colder than the prior year. Gas sales to large commercial and industrial customers increased $3,744,000 (59%) in fiscal 2001 due primarily to the increased pass-through of gas costs. Volumes declined 2% due in part to one customer's unique operational needs which resulted in unusually high volumes delivered to that customer during fiscal year 2000.

Gas transportation revenues, excluding Bay Gas, decreased $610,000 (7%) in 2001 compared to 2000 due primarily to the closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry. Volumes transported to customers decreased 7% because of the plant closures. In addition to the International Paper closure, transportation volumes were impacted by the Corus Group plc (Corus, formerly known as British Steel) plant closure. Because of minimum payment provisions of the contract with Corus, the Corus closure did not have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures, and reduced demand associated with the pulp and paper industry, was increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001. Construction was also completed on another new co-generation facility to which Mobile Gas began transporting gas under a long-term contract in June 2001.

Revenue from the sale and transportation of gas to customers by the distribution business increased $4,585,000 (7%) in fiscal 2000 compared to fiscal 1999. Gas sales from residential and small commercial customers increased $2,994,000 (6%) in 2000 due to higher purchased gas costs passed through to customers and increased volumes sold resulting from a winter that was 15% colder than the prior year. Gas sales from large commercial and industrial customers increased $1,076,000 (21%) in 2000 due primarily to the increased pass-through of gas costs and increased volumes sold to industrial interruptible customers. One such customer used significantly more gas during the last six months of fiscal 2000 as backup to its normal fuel supply. Several new industrial customers also impacted the growth in industrial sales revenues in 2000.

Although distribution revenues increased during fiscal 2001, margins declined $1,013,000 (3%) as compared to the prior year due primarily to a decrease in margins from transportation customers as revenues and volumes from these customers declined for the reasons discussed above. In addition, margins from temperature-sensitive customers declined due primarily to energy conservation by such customers as a result of the higher gas prices and a general economic downturn. In spite of the fact that volumes delivered to temperature-sensitive customers increased in fiscal 2001 due to the colder than normal weather, Mobile Gas' temperature adjustment rider mitigated the impact of weather on margins from these customers. Temperatures during fiscal 2001 were 20% colder than normal resulting in a reduction of margins from customers subject to the temperature adjustment rider. Temperatures during fiscal year 2000 and 1999 were 16% and 27%, respectively, warmer than normal resulting in a recovery of margins in these years.

The following table summarizes gas distribution margins for the fiscal years ended September 30, 2001, 2000 and 1999 and the related volumes delivered to customers.

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                 2001             2000             1999
                                                                       --------         --------         --------
Natural Gas Sales and Transportation Revenues                          $ 99,628         $ 66,793         $ 62,208
Cost of Natural Gas                                                     (56,296)         (24,126)         (20,344)
Revenue Taxes                                                            (4,887)          (3,209)          (3,051)
                                                                       --------         --------         --------
NATURAL GAS SALES AND TRANSPORTATION MARGINS
             (EXCLUDING BAY GAS)                                       $ 38,445         $ 39,458         $ 38,813
                                                                       ========         ========         ========

Natural Gas Sales Volumes (Therms)
         Temperature-Sensitive Customers                                 65,733           55,604           51,647
         Commercial and Industrial - Large                               12,570           12,860           11,683
                                                                       --------         --------         --------
Total Natural Gas Sales Volumes                                          78,303           68,464           63,330
Natural Gas Transportation Volumes (Therms)                             382,213          410,685          357,183
                                                                       --------         --------         --------
TOTAL DELIVERIES (EXCLUDING BAY GAS) (THERMS)                           460,516          479,149          420,513
                                                                       ========         ========         ========

NATURAL GAS STORAGE

Bay Gas' storage and transportation revenues (excluding revenues received from Mobile Gas) increased $875,000 (30%) for 2001 compared to the prior year. Contributing to the increase was a new industrial customer utilizing both storage and transportation services, transportation of natural gas to phase one of Alabama Power's Plant Barry co-generation facility which became operational in June 2000, the completion of phase two of Alabama Power's gas-powered generating facility at Plant Barry in June 2001, and a new storage customer which began receiving service in 2001.

The construction of natural gas-fired electric generation facilities in the Southeast, and specifically in the Mobile area, has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Bay Gas is currently constructing a second storage cavern which is anticipated to begin operations in December 2002. A substantial portion of the capacity of this cavern has been contracted for, through a fifteen year agreement, by Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has completed construction of two major pipeline projects. Construction was completed in fiscal 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was recently completed on a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

OTHER REVENUES

Other operating revenues consist primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Also included in other revenues are revenues from engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. These revenues decreased $101,000 (7%) for 2001 due to declines in interest income associated with the financing of merchandise sales and in energy-related revenues. Partially offsetting these declines was an increase in revenues from gas marketing services.

OPERATING EXPENSES

Operations and maintenance expenses increased $763,000 (4%) in fiscal 2001 compared to fiscal 2000. After accounting for the reclassification of bad debt expenses as discussed in "Rate Proceedings" above, expenses related to bad debts were $168,000 higher than the prior year. Also contributing to the higher operations and maintenance expenses were additional costs associated with the expansion activities at Bay Gas, increased expenses related to the expansion of other businesses (including the opening of a second specialty store and the sales of natural gas generators), and other operating costs impacted by inflation. Operations and maintenance expenses increased $1,389,000 (7%) in fiscal 2000 compared to fiscal 1999 due to increases in Bay Gas expenses, sales related expenses, expenses related to providing future health benefits to employees on long-term disability, employee health and life insurance costs, planned utility maintenance, and operating costs impacted by inflation.

Increases in depreciation expense in 2001 and 2000 were due to Mobile Gas' and Bay Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $1,927,000 and $260,000 for fiscal 2001 and 2000, respectively, due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

Interest expense increased $2,726,000 (54%) in 2001 compared to 2000 due primarily to the issuance of $55 million of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below) and increased short-term borrowings of $6,905,000 under the Company's line of credit due to the negative cash flow impact associated with higher accounts receivable balances, higher natural gas prices, and expansion projects. Interest expense decreased $171,000 (3%) in 2000 compared to 1999 due to a reduction in long-term debt.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $1,541,000 (856%) in 2001 compared to 2000 due primarily to an increase in on-going capital projects and Bay Gas' second storage cavern and the two Bay Gas pipeline projects. In 2000, capitalized interest costs increased $131,000 due to on-going capital projects.

Interest income increased $826,000 (188%) in 2001 compared to 2000 due primarily to increased interest income on temporary investments of Bay Gas as a result of the investment of the unused portion of the debt issuance proceeds. Bay Gas also contributed to the increase in interest income during fiscal 2000 due to interest income generated from temporary investments attributable to Bay Gas' improved financial position.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and SGT partnerships, of which EnergySouth's subsidiaries hold controlling interests. Minority interest declined $117,000 (15%) for 2001 compared to 2000 due partially to the reduction in Olin Corporation's limited partnership interest from 12.5% for fiscal year 2000 to 9.1% in fiscal 2001. Effective December 20, 2000, Storage made a capital contribution to Bay Gas and Olin Corporation elected not to participate, thus reducing its limited partnership interest from 12.5% to 9.1%.

Income tax expense fluctuates with the changes in income before income taxes. The Company's effective tax rate in 2001, 2000 and 1999 was 37.8%, 37.5%, and 36.7%, respectively. The components of income tax expense are reflected in Note 4 to the Consolidated Financial Statements.

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

GAS SUPPLY

A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. During fiscal year 2001, Mobile Gas implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2002 - $11,943,000; 2003 - $1,170,000; 2004 - $1,166,000; 2005 - $1,166,000; 2006 - $1,170,000 and 2007
through 2011 - $5,590,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. The Company's purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, the Company believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers' rates.

ENVIRONMENTAL

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 7 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Cash provided by operating activities was $16.8 million, $14.0 million and $18.7 million in 2001, 2000 and 1999, respectively. The increase in cash flow from operating activities of $2.8 million for 2001 resulted from the timing of the collection of gas costs and revenue taxes which was partially offset by timing differences of receipts from customers on their gas receivable balances and an increase in natural gas inventory. The decrease in cash provided by operating activities in 2000 was due to changes in operating assets and liabilities which generally reflects the timing differences between years of cash receipts on trade receivables.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During 2001, 2000, and 1999, respectively, the Company used cash of $43.6 million, $11.6 million and $10.0 million for construction of distribution and storage facilities, purchases of equipment and other general improvements. In addition to the Company's regular construction program, cash used in investing activities increased in 2001 due to capital expansion projects related to the construction by Bay Gas of its second underground storage cavern and two pipeline projects. Mobile Gas completed construction of a 10-mile pipeline in December 2000 that expands its system into nearby Baldwin County and has also completed an expansion project to provide transportation services to a new co-generation facility. Bay Gas also made $3.0 million in investments classified as temporary investments on the balance sheet and $13.3 million in investments classified as cash equivalents from the unused proceeds of the December 2000 Bay Gas debt issuance.

The Company expects fiscal 2002 capital expenditures by Mobile Gas to be approximately $8.1 million and Bay Gas' to be approximately $14.8 million. Mobile Gas' expenditures will be for normal construction activity including equipment purchases and other general improvements. Bay Gas' capital expenditures will be for the ongoing construction of the second cavern and will be funded by cash equivalents and temporary investments remaining from the proceeds of Bay Gas' long-term debt issuance and internal cash generation.

Cash provided by financing activities was $35.6 million in fiscal year 2001; however, financing activities used cash of $16.6 million and $4.3 million in 2000 and 1999, respectively through the payment of dividends and pay down of borrowings. The $52.2 million increase in cash provided by financing activities during 2001 was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of the existing debt incurred to construct that storage cavern. In connection with the early payoff of the existing debt, Bay Gas incurred an extraordinary loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At September 30, 2001 the Company had $6,765,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpreted guidance. Also, the Company has no market risk-sensitive instruments held for trading purposes. At September 30, 2001 the Company had approximately $91.0 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company," "Gas Supply," and "Liquidity and Capital Resources" under Item 7 above for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)  Financial Statements and Financial Statement Schedules

                   See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows
                   Part IV hereof.

             (3)   Exhibits - See Exhibit Index on pages E-1 through E-5.


         (b)       Reports on Form 8-K

                                                                                Financial Statements and
         Date of Report             Items Reported                                      Exhibits
         --------------             --------------                              -------------------------
  October 3, 2001 (filed            Item 5, reporting letter containing             Exhibit No. 99(a)
     October 18, 2001)              the Alabama Public Service
                                    Commission's Report and Order
                                    Approving rate adjustments for the
                                    Registrant's subsidiary, Mobile Gas
                                    Service Corporation

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

                                           ENERGYSOUTH, INC.
                                           -----------------
                                              Registrant



December 14, 2001                      By:    /s/ Charles P. Huffman
                                           ---------------------------------
                                           Charles P. Huffman, Senior Vice
                                           President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

                Signature                              Title                                       Date
                ---------                              -----                                       ----
  /s/ John C. Hope, III                          Director, Chairman                          December 14, 2001
------------------------------------------
John C. Hope, III


  /s/ Walter L. Hovell                           Director, Vice-Chairman                     December 14, 2001
------------------------------------------
Walter L. Hovell

                                                 Director, President and
                                                 Chief Executive Officer
  /s/ John S. Davis                              (Principal Executive Officer)               December 14, 2001
------------------------------------------
John S. Davis

                                                 Senior Vice President and
                                                 Chief Financial Officer (Principal
 /s/ Charles P. Huffman                          Financial and Accounting Officer)           December 14, 2001
------------------------------------------
Charles P. Huffman



 /s/ Walter A. Bell                              Director                                    December 14, 2001
------------------------------------------
Walter A. Bell

  /s/ Gaylord C. Lyon                            Director                  December 14, 2001
------------------------------------------
Gaylord C. Lyon


  /s/ Judy A. Marston                            Director                  December 14, 2001
------------------------------------------
Judy A. Marston


  /s/ G. Montgomery Mitchell                     Director                  December 14, 2001
------------------------------------------
G. Montgomery Mitchell


  /s/ Harris V. Morrissette                      Director                  December 14, 2001
------------------------------------------
Harris V. Morrissette


  /s/ S. Felton Mitchell                         Director                  December 14, 2001
------------------------------------------
S. Felton Mitchell


  /s/ E. B. Peebles, Jr.                         Director                  December 14, 2001
------------------------------------------
E. B. Peebles, Jr.


  /s/ Robert H. Rouse                            Director                  December 14, 2001
------------------------------------------
Robert H. Rouse


  /s/ Thomas B. Van Antwerp                      Director                  December 14, 2001
------------------------------------------
Thomas B. Van Antwerp

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                               F-2

Consolidated Statements of Income for the years ended
         September 30, 2001, 2000 and 1999                                 F-3

Consolidated Balance Sheets, September 30, 2001 and 2000                   F-4

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 2001, 2000 and 1999             F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 2001, 2000 and 1999                                 F-7

Notes to Consolidated Financial Statements                                 F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 2001, 2000 and 1999                  S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama

We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audit also included the financial statement schedule of the Company, listed in the index, referred to in Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for unbilled revenue and organization costs effective October 1, 1998.



/s/ Deloitte and Touche LLP
---------------------------
Deloitte and Touche LLP
Atlanta, Georgia
November 2, 2001

CONSOLIDATED STATEMENTS OF INCOME

ENERGYSOUTH, INC.

Years Ended September 30, (in thousands, except per share data)               2001             2000             1999
                                                                         -------------    -------------    -------------
OPERATING REVENUES
  Gas Revenues                                                           $     103,424    $      69,714    $      63,889
  Merchandise Sales                                                              2,966            2,913            2,827
  Other                                                                          1,369            1,470            1,344
                                                                         -------------    -------------    -------------

       Total Operating Revenues                                                107,759           74,097           68,060
                                                                         -------------    -------------    -------------

OPERATING EXPENSES
  Cost of Gas                                                                   52,016           19,995           16,183
  Cost of Merchandise                                                            2,302            2,273            2,231
  Operations and Maintenance                                                    20,981           20,218           18,829
  Depreciation                                                                   7,312            6,735            6,467
  Taxes, Other Than Income Taxes                                                 7,549            5,622            5,362
                                                                         -------------    -------------    -------------
       Total Operating Expenses                                                 90,160           54,843           49,072
                                                                         -------------    -------------    -------------

OPERATING INCOME                                                                17,599           19,254           18,988
                                                                         -------------    -------------    -------------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                                              (7,769)          (5,043)          (5,214)
  Allowance for Borrowed Funds Used During Construction                          1,721              180               49
  Interest Income                                                                1,265              439              315
  Minority Interest                                                               (651)            (768)            (511)
                                                                         -------------    -------------    -------------
       TOTAL OTHER INCOME (EXPENSE)                                             (5,434)          (5,192)          (5,361)
                                                                         -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                                      12,165           14,062           13,627
Income Taxes (Note 4)                                                            4,604            5,270            5,003
                                                                         -------------    -------------    -------------

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES                                               7,561            8,792            8,624
                                                                         -------------    -------------    -------------

Extraordinary Loss on Early Extinguishment of Debt (Net of Income
  Tax Benefit of $808) (Note 3)                                                 (1,423)              --               --

Cumulative Effect of Changes in Accounting Principles
 (Net of Income Tax Benefit of $198) (Note 1)                                       --               --             (349)
                                                                         -------------    -------------    -------------
NET INCOME                                                               $       6,138    $       8,792    $       8,275
                                                                         =============    =============    =============

BASIC EARNINGS PER SHARE:
  Income Before Unusual Items                                            $        1.54    $        1.79    $        1.77
  Extraordinary Loss on Early Extinguishment of Debt                             (0.29)
  Cumulative Effect of Changes in Accounting Principles                             --               --            (0.07)
                                                                         -------------    -------------    -------------
       Net Income                                                        $        1.25    $        1.79    $        1.70
                                                                         -------------    -------------    -------------

DILUTED EARNINGS PER SHARE:
  Income Before Unusual Items                                            $        1.52    $        1.78    $        1.75
  Extraordinary Loss on Early Extinguishment of Debt                             (0.29)
  Cumulative Effect of Changes in Accounting Principles                             --               --            (0.07)
                                                                         -------------    -------------    -------------
       Net Income                                                        $        1.23    $        1.78    $        1.68
                                                                         -------------    -------------    -------------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                                          4,926            4,904            4,884
  Diluted                                                                        4,987            4,944            4,933
                                                                         -------------    -------------    -------------



See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.

September 30, (in thousands):                                            2001            2000
                                                                    -------------    -------------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                         $      14,547    $       8,691
  Temporary Investments                                                     3,000               --
  Receivables
    Gas                                                                     7,793            6,168
    Unbilled Revenue (Note 1)                                                 781              989
    Merchandise                                                             2,865            2,992
    Other                                                                     984              767
    Allowance for Doubtful Accounts                                          (849)            (749)
  Materials, Supplies, and Merchandise (At Average Cost)                    2,743            2,117
  Gas Stored Underground For Current Use (At Average Cost)                  3,690            1,870
  Deferred Income Taxes                                                     3,466            1,037
  Prepayments                                                                 957            1,376
                                                                    -------------    -------------
        Total Current Assets                                               39,977           25,258
                                                                    -------------    -------------

PROPERTY, PLANT, AND EQUIPMENT (NOTE 2)                                   206,286          185,846
  Less: Accumulated Depreciation and Amortization                          60,853           54,811
                                                                    -------------    -------------
       Property, Plant, and Equipment - Net                               145,433          131,035
  Construction Work in Progress                                            25,159            3,316
                                                                    -------------    -------------
        Total Property, Plant, and Equipment                              170,592          134,351
                                                                    -------------    -------------

OTHER ASSETS
  Regulatory Assets                                                           978              460
  Deferred Charges                                                            859              792
  Prepayments                                                               1,125              962
  Merchandise Receivables Due After One Year                                5,321            5,557
                                                                    -------------    -------------
        Total Other Assets                                                  8,283            7,771
                                                                    -------------    -------------
             TOTAL                                                  $     218,852    $     167,380
                                                                    -------------    -------------




See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):               2001            2000
                                                          -------------   -------------
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 3)           $       1,859   $       2,795
  Notes Payable                                                  13,235           6,330
  Accounts Payable                                                5,234           5,618
  Dividends Declared                                              1,284           1,228
  Customer Deposits                                               1,422           1,449
  Taxes Accrued                                                   5,981           3,546
  Interest Accrued                                                1,371           1,551
  Deferred Purchased Gas Adjustment                               4,708               2
  Other                                                           3,117           1,127
                                                          -------------   -------------
          Total Current Liabilities                              38,211          23,646
                                                          -------------   -------------

OTHER LIABILITIES
  Accrued Pension Cost  (Note 6)                                    235             769
  Accrued Postretirement Benefit Cost (Note 6)                      729             932
  Deferred Income Taxes                                          13,660          12,378
  Deferred Investment Tax Credits                                   340             366
  Other                                                           1,691           1,547
                                                          -------------   -------------
          Total Other Liabilities                                16,655          15,992
                                                          -------------   -------------
               Total Liabilities                                 54,866          39,638
                                                          -------------   -------------

  Commitments and Contingencies (Note 7)                             --              --
                                                          -------------   -------------

CAPITALIZATION
  Stockholders' Equity (Note 5)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares; Outstanding
     2001 - 4,937,000; 2000 - 4,912,000 Shares)                      49              49
    Capital in Excess of Par Value                               19,387          18,919
    Retained Earnings                                            50,688          49,576
                                                          -------------   -------------
         Total Stockholders' Equity                              70,124          68,544
  Minority Interest                                               3,270           3,976
  Long-Term Debt (Note 3)                                        90,592          55,222
                                                          -------------   -------------
              Total Capitalization                              163,986         127,742
                                                          -------------   -------------
                    TOTAL                                 $     218,852   $     167,380
                                                          -------------   -------------


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

ENERGYSOUTH, INC.

                                                        Common Stock
                                                -----------------------------    Capital in
                                                  Number of          Par          Excess of        Retained
(In thousands, except per share data)               Shares          Value         Par Value        Earnings
                                                -------------   -------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 1998                           4,872   $          49   $      18,135   $      41,711
Net Income                                                 --              --              --           8,275
Dividend Reinvestment Plan                                 19              --             386              --
Exercise of Stock Options                                   3              --              42              --
Cash Dividends - $.91 per share                            --              --              --          (4,444)
                                                -------------   -------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 1999                           4,894              49          18,563          45,542
Net Income                                                 --              --              --           8,792
Dividend Reinvestment Plan                                 18              --             356              --
Cash Dividends - $.97 per share                             0              --              --          (4,758)
                                                -------------   -------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 2000                           4,912              49          18,919          49,576
Net Income                                                                                              6,138
Dividend Reinvestment Plan                                 16              --             343              --
Exercise of Stock Options                                   9              --             125              --
Cash Dividends - $1.02 per share                           --              --              --          (5,026)
                                                -------------   -------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 2001                           4,937   $          49   $      19,387   $      50,688
                                                =============   =============   =============   =============

CONSOLIDATED STATEMENTS OF CASH FLOWS

ENERGYSOUTH, INC.

Years Ended September 30, (in thousands)                                 2001            2000              1999
                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                        $       6,138    $       8,792    $       8,275
  Depreciation and Amortization                                             7,696            7,079            6,795
  Organization and Start-Up Costs Written Off                                  --               --            1,003
  Extraordinary Loss on Early Extinguishment of Debt                          428               --               --
  Provision for Losses on Accounts Receivable                                 580              431              396
  Provision for Deferred Income Taxes                                        (946)           1,042            1,129
  Provision for Deferred Gas Cost                                              --               --              176
  Minority Interest                                                           428              395              206
  Changes in Operating Assets and Liabilities                               2,452           (3,751)             725
                                                                    -------------    -------------    -------------

        Net Cash Provided by Operating Activities                          16,776           13,988           18,705
                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                    (43,567)         (11,586)         (10,026)
  Increase in Temporary Investments                                        (3,000)              --               --
                                                                    -------------    -------------    -------------

        Net Cash Used In Investing Activities                             (46,567)         (11,586)         (10,026)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                             (20,566)            (962)          (4,600)
  Proceeds from Issuance of Long-Term Debt                                 55,000               --               --
  Changes in Short-term Borrowings                                          6,905          (10,847)           4,512
  Payment of Dividends                                                     (5,026)          (4,758)          (4,445)
  Dividend Reinvestment and Exercise of Stock Options                         468              356              429
  Partnership Distributions                                                (1,134)            (375)            (215)
                                                                    -------------    -------------    -------------

        Net Cash Provided By (Used In) Financing Activities                35,647          (16,586)          (4,319)
                                                                    -------------    -------------    -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        5,856          (14,184)           4,360

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              8,691           22,875           18,515
                                                                    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $      14,547    $       8,691    $      22,875
                                                                    =============    =============    =============

CASH PAID DURING THE YEAR FOR:
  Interest                                                          $       7,775    $       5,029    $       5,216
                                                                    -------------    -------------    -------------
  Income Taxes                                                      $       4,102    $       3,681    $       4,153
                                                                    -------------    -------------    -------------



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

REVENUES AND GAS COSTS

Effective October 1, 1998, the Company changed its method of accounting for unbilled revenues to be consistent with prevailing industry practice. Prior to October 1, 1998, the Company recorded revenues as meters were read on a monthly cycle basis and the commodity cost of purchased gas applicable to gas delivered but not billed at month-end was deferred and classified as Deferred Gas Costs within the Company's Balance Sheet. The accrual method adopted records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date. The effect of the change for the fiscal year ended September 30, 1999 was to increase net income by $268,000, or $.055 per share of which $235,000, or $.05 per share, the cumulative effect of the change as of October 1, 1998, has been reported as a separate component of net income.

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

PROPERTY, PLANT, AND EQUIPMENT

Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $6,967,000 and $7,290,000 at September 30, 2001 and 2000,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

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

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the APSC. For the years ended September 30, 2001, 2000, and 1999 approved depreciation rates averaged approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

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

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 61,000, 40,000, and 49,000 for the years ended September 30, 2001, 2000, and 1999, respectively. These differences in equivalent shares are from outstanding stock options.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Financial Statement of Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30,

2001 and is not expected to have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 is not expected to have a material impact on the Company's financial statements and will be adopted by the Company on October 1, 2002.

As of October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of these standards did not have a significant impact on the accompanying financial statements.

Effective October 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), and recorded a cumulative effect of change in accounting method expense of $584,000, or $0.12 per share, net of tax, as a result of expensing organization and start-up costs previously capitalized. The effect on Fiscal 1999 and subsequent years as a result of not expensing the amortization of such costs is not material to the financial statements.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 2001 financial statement presentation.

2. PROPERTY

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                                2001            2000
                                                           -------------   -------------
Distribution Plant                                         $     129,693   $     115,967
General Plant                                                     18,928          18,019
Storage Plant                                                     39,459          38,977
Transmission Plant                                                 8,860           3,485
Acquisition Adjustment                                             9,346           9,398
                                                           -------------   -------------
           Total Property, Plant, and Equipment            $     206,286   $     185,846
                                                           =============   =============

3. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):


                                                                    2001            2000
                                                               -------------   -------------
MOBILE GAS SERVICE CORPORATION
      First Mortgage Bonds
           8.75% Series, due July 1, 2022                      $      12,000   $      12,000
           7.48% Series, due July 1, 2023                             12,000          12,000
           7.27% Series, due November 1, 2006                         10,250          12,000
      9% Note, due May 13, 2013                                        3,201           3,347
BAY GAS STORAGE COMPANY, LTD.
      8.45% Guaranteed Senior Secured Notes,
           due December 1, 2017                                       55,000              --
      8.19% Guaranteed Senior Secured Notes,
           due December 1, 2014                                           --          18,670
                                                               -------------   -------------
           Total                                                      92,451          58,017
Less Amounts Due Within One Year                                       1,859           2,795
                                                               -------------   -------------
           Long-Term Debt                                      $      90,592   $      55,222
                                                               =============   =============


Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2001 are as follows: 2002 - $1,859,000; 2003 - $3,433,000; 2004 - $5,496,000; 2005 - $5,702,000 and 2006 - $5,878,000.
The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are expected to have a significant impact on the Company's ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for the long-term debt. As a result of Bay Gas' financing, Bay Gas' real property is no longer pledged as collateral for its long-term debt.

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

At September 30, 2001, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 2001 and 2000 were $6.8 million and $13.7 million, respectively. The interest rate on short-term debt outstanding at September 30, 2001 and 2000 was 6.0% and 7.4%, respectively.


4. INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):


                                                                    2001             2000             1999
                                                               -------------    -------------    -------------
Current
      Federal                                                  $       4,387    $       3,862    $       3,473
      State                                                              407              355              256
                                                               -------------    -------------    -------------
           Total Current Taxes                                         4,794            4,217            3,729
                                                               -------------    -------------    -------------

Deferred
      Federal                                                           (916)             931              983
      State                                                              (56)             148              119
                                                               -------------    -------------    -------------
           Total Deferred Taxes                                         (972)           1,079            1,102
                                                               -------------    -------------    -------------

Deferred investment tax credit
  amortization                                                           (26)             (26)             (26)
                                                               -------------    -------------    -------------
           Total Income Tax Expense Before Unusual Items               3,796            5,270            4,805
                                                               -------------    -------------    -------------

Amounts Reported on the Income Statement
  as Extraordinary Loss on Early Extinguishment
  of Debt and Cumulative Effect of Changes in
  in Accounting Principles                                               808                               198
                                                               -------------    -------------    -------------

Total Income Tax Expense                                       $       4,604    $       5,270    $       5,003
                                                               -------------    -------------    -------------

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                                                      2001              2000              1999
                                                                 -------------     -------------     -------------
Income Tax Expense at Federal
  Statutory Rate                                                 $       3,399     $       4,796     $       4,478
Excess of Book Over Tax Depreciation on
  Pre-1981 Property Additions                                              168               132               127
State Income Taxes                                                         231               357               284
Other - Net                                                                 (2)              (15)              (84)
                                                                 -------------     -------------     -------------
           Total Income Tax Expense, Before Unusual Items        $       3,796     $       5,270     $       4,805
                                                                 =============     =============     =============
Effective tax rate                                                        37.8%             37.5%             36.7%
                                                                 =============     =============     =============

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $259,000 and $460,000 at September 30, 2001 and 2000, respectively. No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                               2001            2000
                                                          -------------   -------------
Deferred Tax Liabilities
          Differences Between Book and Tax
            Basis of Property                             $      14,484   $      13,527
          Prepaid Insurance                                         183             259
          Regulatory Assets                                         335             167
          Other                                                      19              20
                                                          -------------   -------------
              Total Deferred Tax Liabilities                     15,021          13,973
                                                          -------------   -------------
Deferred Tax Assets
          Pension                                                    85             278
          Gross Receipts Taxes                                    1,171             577
          Postretirement Benefits                                    72             138
          Post Employment                                           152             180
          Purchased Gas Adjustment                                1,705               1
          Bad Debts                                                 366             314
          Accrued Vacation                                          226             211
          Uniform Capitalization                                    147             113
          State of Alabama Net Operating Loss                       197             197
          Other                                                     706             623
                                                          -------------   -------------
              Total Deferred Tax Assets                           4,827           2,632
                                                          -------------   -------------
              Net Deferred Tax Liability                  $      10,194   $      11,341
                                                          =============   =============


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

Transactions under the Plan are summarized below:

                                                                                WEIGHTED           WEIGHTED
                                                                                 AVERAGE            AVERAGE
                                                               SHARES        EXERCISE PRICE     REMAINING LIFE
                                                          ---------------    ---------------   ---------------
Outstanding at September 30, 1998                                 155,650    $        14.083        6.92 years
Granted                                                            31,500             22.000
Exercised                                                          (3,000)            14.083
                                                          ---------------    ---------------   ---------------
Outstanding at September 30, 1999                                 184,150             15.438        6.50 years
Granted                                                            86,000             19.327
                                                          ---------------    ---------------   ---------------
Outstanding at September 30, 2000                                 270,150             16.676        6.73 years
Granted                                                            29,000             21.094
Exercised                                                          (8,775)            14.309
Forfeited                                                          (5,125)            20.655
                                                          ---------------    ---------------   ---------------
Outstanding at September 30, 2001                                 285,250    $        17.126        6.11 years
                                                          ===============    ===============   ===============
Exercisable at September 30, 1999                                 152,650    $        14.083        5.92 years
Exercisable at September 30, 2000                                 160,525    $        14.470        5.08 years
Exercisable at September 30, 2001                                 179,500    $        15.329        4.71 years
                                                          ===============    ===============   ===============
Remaining reserved for issuance
    at September 30, 2001                                          51,125
                                                          ===============



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $5.72, $5.78 and $7.71 per option during 2001, 2000 and 1999, respectively.

Weighted average assumptions used in the pricing model for the years ended September 30,:

                                   2001        2000        1999
                                 --------    --------    --------
Risk Free Interest Rate              5.24%       6.60%       4.65%
Expected Life                    10 years    10 years    10 years
Stock Price Volatility              36.00%      38.34%      45.00%
Dividend Yield                       4.88%       5.09%       4.20%




Had compensation cost been determined in accordance with SFAS 123, the Company's net income and diluted earnings per share would have been $6,004,000, or $1.20 per share, $8,702,000, or $1.76 per share and $8,249,000, or $1.67 per share for the years ended September 30, 2001, 2000 and 1999, respectively.

At September 30, 2001, 229,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

The following table sets forth the funded status of the plans and the amounts recorded in the financial statements at September 30, (in thousands):


                                                                      PENSION                       POSTRETIREMENT
                                                                      BENEFITS                         BENEFITS
                                                               2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------
CHANGE IN BENEFIT OBLIGATION

Benefit Obligation at Beginning of the Period             $      21,126    $      20,126    $       3,556    $       3,674
Service Cost                                                        754              724               76               71
Interest Cost                                                     1,522            1,461              257              251
Benefits Paid                                                    (1,082)          (1,078)            (246)            (230)
(Gain)/Loss                                                        (281)            (107)              --             (210)
                                                          -------------    -------------    -------------    -------------
Benefit Obligation at the End of the Period               $      22,039    $      21,126    $       3,643    $       3,556
                                                          =============    =============    =============    =============

CHANGE IN PLAN ASSETS

Fair Value of Assets at Beginning of the Period           $      32,475    $      32,043    $       3,445    $       3,108
Benefits Paid                                                    (1,081)          (1,078)              --               --
Contributions                                                        --               --               21               28
Actual Return on Plan Assets                                        927            1,510             (167)             309
                                                          -------------    -------------    -------------    -------------
Fair Value of Plan Assets at the End of the Period        $      32,321    $      32,475    $       3,299    $       3,445
                                                          =============    =============    =============    =============

FUNDED STATUS

Plan Assets in Excess of Benefit Obligation               $      10,282    $      11,349    $        (344)   $        (111)
Unrecognized Net Gain                                           (10,294)         (11,752)             (46)            (445)
Prior Service Cost Not Yet Recognized                               272              312             (339)            (376)
Remaining Unrecognized Transition Asset                            (495)            (678)              --               --
                                                          -------------    -------------    -------------    -------------
Accrued Benefit Cost                                      $        (235)   $        (769)   $        (729)   $        (932)
                                                          =============    =============    =============    =============

                                                             PENSION                         POSTRETIREMENT
                                                            BENEFITS                            BENEFITS
                                                --------------------------------    --------------------------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
  SEPTEMBER 30,                                   2001        2000        1999        2001        2000        1999
                                                --------    --------    --------    --------    --------    --------
Discount Rate                                        7.5%        7.5%        7.5%        7.5%        7.5%        7.5%
Expected Rate of Return on Plan Assets               7.5%        7.5%        7.5%        7.0%        7.0%        7.0%
Rate of Compensation Increase                        6.1%        6.1%        6.1%



The accumulated postretirement benefit obligation at September 30, 2001 and 2000 was determined using an assumed health care cost trend rate of 6.4% in 2001 and 7.4% in 2000, gradually declining to 5.0% in fiscal year 2004 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):


                                                           1-PERCENTAGE-            1-PERCENTAGE-
                                                          POINT INCREASE           POINT DECREASE
                                                        2001         2000          2001         2000
                                                     ----------   ----------   ----------    ----------
Effect on total of service and
    interest cost components                         $       24   $       24   $      (20)   $      (20)
Effect on postretirement benefit obligations                191          186         (162)         (158)


Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                                       PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                              2001          2000           1999         2001          2000          1999
                                           ----------    ----------    ----------    ----------    ----------    ----------
Service cost                               $      754    $      724    $      696    $       76    $       71    $       85
Interest cost                                   1,522         1,461         1,390           257           251           258
Amortization of transition asset                 (183)         (183)         (183)           --            --            --
Amortization of prior service cost                 40            40            40           (38)          (38)          (38)
Amortization of unrecognized gain                (448)         (394)         (320)           (5)           --            --
Expected return on plan assets                 (2,219)       (2,068)       (1,886)         (227)         (205)         (177)
                                           ----------    ----------    ----------    ----------    ----------    ----------
Net periodic benefit cost                  $     (534)   $     (420)   $     (263)   $       63    $       79    $      128
                                           ==========    ==========    ==========    ==========    ==========    ==========

The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 2001, 2000, and 1999 were $21,000, $28,000, and $137,000, respectively.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions for the years ended September 30, 2001, 2000, and 1999 were $249,000, $240,000, and $239,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. During fiscal year 2001, the Company implemented a gas supply strategy in which it enters into forward purchases to lock-in prices for a majority of its expected gas sales during the upcoming winter heating season. Minimum payments under gas supply contracts in the fiscal years subsequent to September 30, 2001 are as follows:

                            FISCAL                  MINIMUM
                             YEAR                  PAYMENTS
                            ------               ------------
                             2002                $ 11,943,000
                             2003                   1,170,000
                             2004                   1,166,000
                             2005                   1,166,000
                             2006                   1,170,000
                           2007-2011                5,590,000

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

The carrying amounts for cash and cash equivalents, gas and other receivables, merchandise receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of long-term debt is as follows at September 30, (in thousands):


                                                              2001                               2000
                                                    CARRYING         ESTIMATED         CARRYING         ESTIMATED
                                                     AMOUNT         FAIR VALUE          AMOUNT         FAIR VALUE
                                                    --------        ----------         --------        ----------
Long-term debt                                      $ 92,451        $   99,060         $ 58,017        $   59,673

9. FINANCIAL INFORMATION BY BUSINESS SEGMENT

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information", requires that companies disclose segment information based on management's approval which considers how management makes decisions about allocating resources to segments and measuring their performance. The reportable segments disclosed herein were determined based on such factors as the regulatory environment and the types of products and services offered.

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The Company also provides marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services which are aggregated with EnergySouth, the holding company, and included in the Other category. For the years ended September 30, 2001, 2000, and 1999, all segments were located in Southwest Alabama.

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


AS OF AND FOR THE YEAR ENDED                NATURAL GAS   NATURAL GAS
SEPTEMBER 30, 2001 (IN THOUSANDS):         DISTRIBUTION     STORAGE           OTHER      ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------    ------------   ------------    ------------
Operating Revenues                         $     99,628   $      8,076    $      4,335   $     (4,280)   $    107,759
Operating Expenses                               87,408          3,091           3,941         (4,280)         90,160
Operating Income                                 12,220          4,985             394             --          17,599
Extraordinary Loss on Early
    Extinguishment of Debt                           --         (1,423)             --             --          (1,423)
Depreciation Expense                              6,123          1,161              28             --           7,312
Capital Expenditures                             15,497         28,058              12             --          43,567
Property, Plant, and Equipment, Net             109,764         60,749              79             --         170,592
Total Assets                                    124,236         79,505          15,111             --         218,852

AS OF AND FOR THE YEAR ENDED                NATURAL GAS   NATURAL GAS
SEPTEMBER 30, 2000 (IN THOUSANDS):         DISTRIBUTION      STORAGE          OTHER      ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------    ------------   ------------    ------------
Operating Revenues                         $     66,793   $      7,052    $      4,435   $     (4,183)   $     74,097
Operating Expenses                               53,101          2,426           3,499         (4,183)         54,843
Operating Income                                 13,692          4,626             936             --          19,254
Depreciation Expense                              5,676          1,048              11             --           6,735
Capital Expenditures                             10,995            522              69             --          11,586
Property, Plant, and Equipment, Net             100,491         33,769              91             --         134,351
Total Assets                                    112,744         42,630          12,006             --         167,380


AS OF AND FOR THE YEAR ENDED                NATURAL GAS    NATURAL GAS
SEPTEMBER 30, 1999 (IN THOUSANDS):         DISTRIBUTION      STORAGE          OTHER      ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------    ------------   ------------    ------------
Operating Revenues                         $     62,208   $      5,842    $      4,171   $     (4,161)   $     68,060
Operating Expenses                               47,872          2,203           3,158         (4,161)         49,072
Operating Income                                 14,336          3,639           1,013             --          18,988
Cumulative Effect of Accounting Changes             176           (399)           (126)            --            (349)
Depreciation Expense                              5,446          1,019               2             --           6,467
Capital Expenditures                              8,836          1,153              37             --          10,026
Property, Plant, and Equipment, Net              95,424         34,217              35             --         129,676
Total Assets                                    107,959         53,882          11,794             --         173,635

10.      QUARTERLY FINANCIAL DATA (Unaudited)

         Quarterly financial data for Fiscal 2001 and 2000 is summarized as follows (in thousands, except per share data):

THREE MONTHS ENDED                                           DEC. 31    MAR. 31   JUN. 30   SEP. 30
                                                             -------    -------   -------   -------
FISCAL 2001

Total Operating Revenues                                     $34,140    $42,371   $16,381   $14,867
Total Operating Income                                         5,780      7,073     1,934     2,812
Income before Extraordinary Loss on Early
   Extinguishment of Debt                                      2,741      3,636       489       695
Extraordinary Loss on Early Extinguishment of Debt            (1,423)        --        --        --
Net Income                                                     1,318      3,636       489       695

Basic Earnings Per Share
   Income before Extraordinary Loss on Early                 $  0.56    $  0.74   $  0.10   $  0.14
       Extinguishment of Debt
   Extraordinary Loss on Early Extinguishment of Debt          (0.29)   $    --   $    --   $    --
       Net Income                                            $  0.27    $  0.74   $  0.10   $  0.14

Diluted Earnings Per Share
   Income before Extraordinary Loss on Early                 $  0.55    $  0.73   $  0.10   $  0.14
       Extinguishment of Debt
   Extraordinary Loss on Early Extinguishment of Debt          (0.29)   $    --   $    --   $    --
       Net Income                                            $  0.26    $  0.73   $  0.10   $  0.14

FISCAL 2000

Total Operating Revenues                                     $20,904    $24,558   $14,434   $14,201
Total Operating Income                                         5,623      7,911     2,877     2,843
Net Income                                                     2,696      4,170     1,029       897

Basic Earnings Per Share                                     $  0.55    $  0.85   $  0.21   $  0.18

Diluted Earnings Per Share (1)                               $  0.54    $  0.84   $  0.21   $  0.18

         The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

         (1) The sum of the quarterly amounts does not equal the year's amount due to rounding of the quarterly amounts or a changing number of average shares.

                                                                     SCHEDULE II


                       ENERGYSOUTH, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
                                 (in thousands)



              COLUMN A              COLUMN B         COLUMN C          COLUMN D    COLUMN E
              --------              --------         --------          --------    --------

                                                     ADDITIONS
                                                -------------------

                                                 CHARGED   CHARGED
                                   BALANCE AT   TO COSTS   TO OTHER                BALANCE
                                    BEGINNING      AND     ACCOUNTS   DEDUCTIONS    AT END
            DESCRIPTION              OF YEAR    EXPENSES    AMOUNT      AMOUNT     OF YEAR
            -----------            ----------   --------   --------   ----------   -------
Reserves deducted from assets
to which they apply - Allowance
for doubtful accounts:

September 30, 2001                    $749        $580     $664 (2)   $1,144 (1)     $849
September 30, 2000                    $652        $431                 $ 334 (1)     $749
September 30, 1999                    $610        $396                 $ 354 (1)     $652


Notes:

(1) Amounts written off - net of recoveries.

(2) Consistent with regulatory treatment allowed by the APSC under the new rate petition, approximately $664,000 of bad debt expense was reclassified as a regulatory asset and will be amortized to expense over the next five years.

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

  4(c)-3          Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit
                  4(c)-3 to Form 10-Q for the quarter ended December 31, 2000)

  4(d)            Promissory Note to the Utilities Board of the Town of Citronelle dated
                  May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

 10(a)            Transportation agreement between Mobile Gas Service Corporation and
                  Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999) (3)

 10(b)            Agreement for Firm and Interruptible Storage Service between Bay Gas
                  Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated
                  April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1999) (3)

 10(b)-1          Letter agreement dated July 19, 2000, modifying Agreement for Firm and
                  Interruptible Storage Services between Bay Gas Storage Company, Ltd. and
                  Southern Company Services, Inc., as agent, dated April 1, 1999
                  (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

 10(b)-2          Storage Service Agreement between Bay Gas Storage Company, Ltd. and
                  Southern Company Services, Inc., as agent, dated as of August 1, 2000
                  (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30, 2000) (3)

 10(c)            Agreement for Firm Intrastate Transportation Services between Bay Gas
                  Storage Company, Ltd. and Alabama Power Company dated April 8, 1999
                  (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999) (3)

 10(c)-1          Letter agreement dated July 19, 2000, modifying Agreement for Firm
                  Intrastate Transportation Services between Bay Gas Storage Company, Ltd.
                  and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000)
                  (3)

 10(d)-5          NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile
                  Gas Service Corporation dated March 26, 1998 (incorporated by reference to
                  Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

 10(e)-4          Gas Sale and Purchase Contract between Coral Energy Resources, L.P. as
                  Seller and Mobile Gas Service Corporation as Buyer dated as of July 1,
                  2000 (incorporated by reference to Exhibit 10(e)-4 to Form 10-K for fiscal year ended September 30, 2000) (3)

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

 10(g)-1          Supplemental Deferred Compensation Agreement with John S. Davis dated
                  December 10, 1999 (incorporated by reference to Exhibit 10(g)-1 to Form
                  10-K for fiscal year ended September 30, 1999) (2)

 10(h)            Transportation Agreement between Mobile Gas and Mobile Energy LLC dated
                  November 12, 1999 (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended September 30, 1999) (3)

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

 10(j)            Directors/Officers Indemnification Agreement (incorporated by reference to
                  Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

 10(j)-1          Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth,
                  Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September
                  30, 1999) (2)

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

 10(o)-2          Amendment dated August 23, 1996 to Transportation Agreement between Mobile
                  Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September
                  30, 1996) (3)

 10(q)            Guaranty Agreement by Mobile Gas Service Corporation, dated as of October
                  1, 1992, relating to Indenture of Bay Gas Storage Company, Ltd.
                  (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended September 30, 1992)

 10(q)-1          Guaranty Agreement dated as of December 1, 2000 made by EnergySouth, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage
                  Company, Ltd. (incorporated by reference to Exhibit 10(q)-1 to Form 10-Q for the quarter ended December 31, 2000)

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

 10(z)-1          Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee
                  Plan (incorporated by reference to Exhibit 10(z)-1 to Form 10-K for fiscal year ended September 30, 2000) (2)

 99(a)            Report and Order of Alabama Public Service Commission dated October 3,
                  2001 (incorporated by reference to Item 7, Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

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