Form 10-Q
period 2001-12-31
ENERGYSOUTH INC
filed 2002-02-11
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended December 31, 2001
                                         -----------------

                           Commission File No. 0-29604
                                               -------


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



                   2828 Dauphin Street, Mobile, Alabama 36606
                   -------------------------------------------
               (Address of principal executive office) (Zip Code)


         Registrant's telephone number, including area code 251-450-4774
                                                           -------------


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

Common stock ($.01 par value) outstanding at February 11, 2002 -- 4,963,740 shares.

                                ENERGYSOUTH, INC.



                                      INDEX



                                                                                               Page No.
                                                                                               --------

PART I.    Financial Information (Unaudited):

           Consolidated Balance Sheets - December 31,
           2001 and 2000 and September 30, 2001                                                 3 - 4


           Consolidated Statements of Income - Three and
           Twelve Months Ended December 31, 2001 and 2000                                         5


           Consolidated Statements of Retained Earnings -
           Three and Twelve Months Ended December 31, 2001
           and 2000                                                                               6


           Consolidated Statements of Cash Flows - Three
           Months Ended December 31, 2001 and 2000                                                6


           Notes to Consolidated Financial Statements                                             7


           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                         10

           Quantitative and Qualitative Disclosures About
           Market Risk                                                                           17

PART II.   Other Information                                                                   18 - 19

                          PART 1. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS



ENERGYSOUTH, INC.                                                     December 31,           September 30,
                                                                  --------------------       -------------
In Thousands                                                      2001            2000            2001
                                                                  ----            ----            ----
                                                                      (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                     $  16,206       $  18,614       $  18,052
  Temporary Investments                                              --            18,298           3,000
  Receivables
    Gas                                                             8,651          16,375           7,793
    Unbilled Revenue                                                4,485           7,474             781
    Merchandise                                                     2,897           3,047           2,865
    Other                                                             946             834             984
    Allowance for Doubtful Accounts                                (1,237)           (940)           (849)
  Materials, Supplies, and Merchandise (At Average Cost)            2,568           2,245           2,743
  Gas Stored Underground For Current Use (At Average Cost)          3,614             455           3,690
  Deferred Income Taxes                                             3,203           2,658           3,466
  Prepayments                                                       1,692           1,473             957
                                                                ---------       ---------       ---------
        Total Current Assets                                       43,025          70,533          43,482
                                                                ---------       ---------       ---------

PROPERTY, PLANT, AND EQUIPMENT                                    219,268         186,796         206,286
  Less: Accumulated Depreciation and Amortization                  62,653          56,229          60,853
                                                                ---------       ---------       ---------
       Property, Plant, and Equipment - Net                       156,615         130,567         145,433
  Construction Work in Progress                                    16,798           8,412          25,159
                                                                ---------       ---------       ---------
        Total Property, Plant, and Equipment                      173,413         138,979         170,592
                                                                ---------       ---------       ---------

OTHER ASSETS
  Regulatory Assets                                                   904             410             978
  Deferred Charges                                                    640             738             859
  Prepayments                                                       1,110           1,177           1,125
  Merchandise Receivables Due After One Year                        5,149           5,670           5,321
                                                                ---------       ---------       ---------
        Total Other Assets                                          7,803           7,995           8,283
                                                                ---------       ---------       ---------
             TOTAL                                              $ 224,241       $ 217,507       $ 222,357
                                                                ---------       ---------       ---------

See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS




ENERGYSOUTH, INC.                                                       December 31,           September 30,
                                                                  ------------------------     -------------
In Thousands, Except Per Share Data                                  2001           2000           2001
                                                                     ----           ----           ----
                                                                         (Unaudited)

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                            $   1,859      $   1,846      $   1,859
  Notes Payable                                                      16,560         10,573         13,235
  Accounts Payable                                                    5,684         11,294          8,739
  Dividends Declared                                                  1,287          1,229          1,284
  Customer Deposits                                                   1,489          1,466          1,422
  Taxes Accrued                                                       5,936          5,909          5,981
  Interest Accrued                                                      688          1,529          1,371
  Deferred Purchased Gas Adjustment                                   4,011          3,705          4,708
  Unearned Revenue (Note 8)                                           2,908           --             --
  Other                                                               2,002          1,201          3,117
                                                                  ---------      ---------      ---------
          Total Current Liabilities                                  42,424         38,752         41,716
                                                                  ---------      ---------      ---------

OTHER LIABILITIES
  Accrued Pension Cost                                                   89            666            235
  Accrued Postretirement Benefit Cost                                   688            913            729
  Deferred Income Taxes                                              13,836         12,575         13,660
  Deferred Investment Tax Credits                                       335            360            340
  Other                                                               1,772          1,578          1,691
                                                                  ---------      ---------      ---------
          Total Other Liabilities                                    16,720         16,092         16,655
                                                                  ---------      ---------      ---------
               Total Liabilities                                     59,144         54,844         58,371
                                                                  ---------      ---------      ---------


CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
    (Authorized 10,000,000 Shares; Outstanding
     December 2001 - 4,951,000 Shares;
     December 2000 - 4,917,000 Shares;
     September 2001 - 4,937,000 Shares)                                  50             49             49
    Capital in Excess of Par Value                                   19,618         19,082         19,387
    Retained Earnings                                                53,154         49,665         50,688
                                                                  ---------      ---------      ---------
         Total Stockholders' Equity                                  72,822         68,796         70,124
  Minority Interest                                                   3,383          3,116          3,270
  Long-Term Debt                                                     88,892         90,751         90,592
                                                                  ---------      ---------      ---------
              Total Capitalization                                  165,097        162,663        163,986
                                                                  ---------      ---------      ---------
                    TOTAL                                         $ 224,241      $ 217,507      $ 222,357
                                                                  ---------      ---------      ---------

See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                             Three Months                 Twelve Months
ENERGYSOUTH, INC.                                                         Ended December 31,            Ended December 31,
                                                                       -----------------------       -----------------------
In Thousands, Except Per Share Data                                      2001           2000           2001           2000
                                                                       --------       --------       --------       --------

OPERATING REVENUES
  Gas Revenues                                                         $ 22,799       $ 32,811       $ 93,412       $ 82,883
  Merchandise Sales                                                         982            981          2,967          3,007
  Other                                                                     372            348          1,391          1,455
                                                                       --------       --------       --------       --------
       Total Operating Revenues                                          24,153         34,140         97,770         87,345
                                                                       --------       --------       --------       --------

OPERATING EXPENSES
  Cost of Gas                                                             6,253         17,933         40,337         31,815
  Cost of Merchandise                                                       733            774          2,258          2,372
  Operations and Maintenance                                              5,816          5,611         21,189         20,622
  Depreciation                                                            2,098          1,815          7,595          6,825
  Taxes, Other Than Income Taxes                                          1,747          2,227          7,068          6,299
                                                                       --------       --------       --------       --------
       Total Operating Expenses                                          16,647         28,360         78,447         67,933
                                                                       --------       --------       --------       --------

OPERATING INCOME                                                          7,506          5,780         19,323         19,412
                                                                       --------       --------       --------       --------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                                       (2,068)        (1,464)        (8,351)        (5,212)
  Allowance for Borrowed Funds Used During Construction                     554             49          2,227            190
  Interest Income                                                           193            199          1,238            535
  Minority Interest                                                        (186)          (235)          (603)          (822)
                                                                       --------       --------       --------       --------
       TOTAL OTHER INCOME (EXPENSE)                                      (1,507)        (1,451)        (5,489)        (5,309)
                                                                       --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                                5,999          4,329         13,834         14,103
Income Taxes                                                              2,246          1,588          5,261          5,265
                                                                       --------       --------       --------       --------

INCOME BEFORE EXTRAORDINARY LOSS                                          3,753          2,741          8,573          8,838
                                                                       --------       --------       --------       --------

Extraordinary Loss on Early Extinguishment of Debt
  (Net of Income Tax Benefit of $808) (Note 6)                             --           (1,423)          --           (1,423)
                                                                       --------       --------       --------       --------
NET INCOME                                                             $  3,753       $  1,318       $  8,573       $  7,415
                                                                       ========       ========       ========       ========

BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss                                     $   0.76       $   0.56       $   1.74       $   1.80
  Extraordinary Loss on Early Extinguishment of Debt                       --            (0.29)          --            (0.29)
                                                                       --------       --------       --------       --------
       Net Income                                                      $   0.76       $   0.27       $   1.74       $   1.51
                                                                       --------       --------       --------       --------

DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss                                     $   0.75       $   0.55       $   1.72       $   1.78
  Extraordinary Loss on Early Extinguishment of Debt                       --            (0.29)          --            (0.29)
                                                                       --------       --------       --------       --------
       Net Income                                                      $   0.75       $   0.26       $   1.72       $   1.49
                                                                       --------       --------       --------       --------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                                   4,947          4,916          4,934          4,909
  Diluted                                                                 5,017          4,974          4,997          4,952
                                                                       --------       --------       --------       --------


See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)




                                                           THREE MONTHS                 TWELVE MONTHS
ENERGYSOUTH, INC.                                        ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                       ----------------------        ---------------------
In Thousands                                             2001          2000            2001          2000
                                                       --------      --------        --------     --------

BALANCE AT BEGINNING OF PERIOD                         $ 50,688      $ 49,576        $ 49,665     $ 47,086

             Net Income                                   3,753         1,318           8,573        7,415
                                                       --------      --------        --------     --------

                 Total                                   54,441        50,894          58,238       54,501

LESS:  DIVIDENDS                                          1,287         1,229           5,084        4,836
                                                       --------      --------        --------     --------

BALANCE AT END OF PERIOD                               $ 53,154      $ 49,665        $ 53,154     $ 49,665
                                                       ========      ========        ========     ========



                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)



                                                                             THREE MONTHS
ENERGYSOUTH, INC.                                                         ENDED DECEMBER 31,
                                                                       -----------------------
In Thousands                                                              2001          2000
                                                                       --------       --------

NET CASH USED BY OPERATING ACTIVITIES                                  $   (357)      $ (2,126)
                                                                       --------       --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
             Capital Expenditures                                        (4,986)        (6,469)
             Changes in Temporary Investments                             3,000        (18,298)
                                                                       --------       --------

                 Net Cash Used by Investing Activities                   (1,986)       (24,767)
                                                                       --------       --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
             Repayment of Long-Term Debt                                 (1,700)       (20,420)
             Proceeds from Issuance of Long-Term Debt                      --           55,000
             Changes in Short-Term Borrowings                             3,325          4,243
             Payment of Dividends                                        (1,287)        (1,229)
             Dividend Reinvestment                                           87             84
             Exercise of Stock Options                                      145             10
             Partnership Distributions                                      (73)          (872)
                                                                       --------       --------

                 Net Cash Provided by Financing Activities                  497         36,816
                                                                       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,846)         9,923
                                                                       --------       --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         18,052          8,691
                                                                       --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 16,206       $ 18,614
                                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. The consolidated financial statements of EnergySouth, Inc. and its subsidiaries (collectively the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services (Storage); MGS Marketing Services, Inc. (Marketing); a 90.9% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal year 2002 financial statement presentation.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2001.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2001 and 2000 are not indicative of the results to be expected for the full year.

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

Through Storage and Bay Gas, the Company provides for the underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through contract approval. Interstate gas storage contracts are not subject to APSC approval; the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate and intrastate shippers and approved rates for such services.

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

For the three months ended                      Natural Gas    Natural Gas
  December 31, 2001 (in thousands):             Distribution     Storage       Other    Eliminations   Consolidated
                                                ------------   -----------   --------   ------------   ------------

Operating revenues                                 $ 21,282      $ 2,562     $  1,353     $ (1,044)      $ 24,153
Operating expenses                                   15,417        1,003        1,271       (1,044)        16,647
Operating income                                      5,865        1,559           82         --            7,506


For the three months ended                      Natural Gas    Natural Gas
  December 31, 2000 (in thousands):             Distribution     Storage       Other    Eliminations   Consolidated
                                                ------------   -----------   --------   ------------   ------------

Operating revenues                                 $ 31,912      $  2,024    $  1,329     $ (1,125)      $ 34,140
Operating expenses                                   27,648           637       1,200       (1,125)        28,360
Operating income                                      4,264         1,387         129         --            5,780
Extraordinary (Loss)                                   --          (1,423)       --           --           (1,423)


For the twelve months ended                     Natural Gas    Natural Gas
  December 31, 2001 (in thousands):             Distribution     Storage       Other    Eliminations   Consolidated
                                                ------------   -----------   --------   ------------   ------------

Operating revenues                                 $ 88,998      $  8,614    $  4,357     $ (4,199)      $ 97,770
Operating expenses                                   75,177         3,457       4,012       (4,199)        78,447
Operating income                                     13,821         5,157         345         --           19,323


For the twelve months ended                     Natural Gas    Natural Gas
  December 31, 2000 (in thousands):             Distribution     Storage       Other    Eliminations   Consolidated
                                                ------------   -----------   --------   ------------   ------------

Operating revenues                                 $ 79,604      $  7,496    $  4,462     $ (4,217)      $ 87,345
Operating expenses                                   65,953         2,489       3,708       (4,217)        67,933
Operating income                                     13,651         5,007         754         --           19,412
Extraordinary (Loss)                                   --          (1,423)       --           --           (1,423)

Note 5. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 70,000 and 58,000 for the three months ended December 31, 2001 and 2000, respectively, and 63,000 and 43,000 for the twelve months ended December 31, 2001 and 2000, respectively. These differences in equivalent shares are from outstanding stock options.

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

Note 7. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and is not expected to have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 is not expected to have a material impact on the Company's financial statements and will be adopted by the Company on October 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144) which addresses accounting and reporting standards for long-lived assets. The Company is required to adopt these statements in fiscal 2003 and is currently evaluating the impact of these pronouncements.

Note 8. Bay Gas entered into an agreement which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. Bay Gas received during the 1st quarter of 2002 $3,274,000 in consideration of the option agreement, of which $2,908,000 is classified as unearned revenue on EnergySouth's consolidated balance sheet and will be amortized over the remaining life of the option agreement.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION



THE COMPANY

EnergySouth, Inc. (EnergySouth) is a holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as the "Company." The Company, through Mobile Gas Service Corporation (Mobile Gas) and Southern Gas Transmission Company (SGT), is engaged in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Through Bay Gas Storage Company, Ltd. (Bay Gas), the Company provides underground natural gas storage services and transportation services. Other EnergySouth subsidiaries are engaged in gas marketing, merchandising and other energy-related services.

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

RESULTS OF OPERATIONS

NET INCOME BEFORE EXTRAORDINARY LOSS

All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three and twelve months ended December 31, 2001 are based upon comparative income before extraordinary loss of prior periods. Income for the three and twelve months ended December 31, 2001 was $3,753,000 or $0.75 per share and $8,573,000 or
$1.72 per share, respectively, as compared to income before the extraordinary loss due to the early extinguishment of debt of $2,741,000 or $0.55 per share for the three months ended December 31, 2000 and $8,838,000 or $1.78 per share for the twelve month period ended December 31, 2000. Earnings increased $1,012,000 or $0.20 for the three-month period ending December 31, 2001 due to increased earnings from Mobile Gas' distribution business and Bay Gas' storage and transportation business. For the twelve month period, earnings decreased $265,000 or $0.06 per share due to declines in earnings from Mobile Gas' distribution business and EnergySouth's other business segments which were partially offset by increased earnings from Bay Gas.

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

OPERATING REVENUES

Gas revenues decreased $10,012,000 (31%) for the three months ended December 31, 2001 and increased $10,529,000 (13%) for the twelve-month period ended December 31, 2001.

NATURAL GAS DISTRIBUTION

Revenue from the sale and transportation of gas to customers by the distribution business decreased $10,641,000 (33%) for the first quarter of 2002 compared to the first quarter of fiscal 2001. The decrease experienced in the first quarter of fiscal 2002 is due primarily to a decrease in sales to temperature-sensitive customers of $9,215,000 (34%) with a corresponding decline in temperature-sensitive volumes of 8,375,000 (35%) therms. The decline in both revenues and volumes can be attributed, in part, to the lower prices of natural gas experienced during this year's heating season as compared to last year. Also contributing to the decline in revenues and volumes was weather that was 20% warmer than normal and 46% warmer than the prior year period. The distribution business experienced a decrease in the number of temperature sensitive customers served during the first quarter of 2002 as compared with the same prior year period due to customers who were disconnected during fiscal 2001 for nonpayment that did not restore their service as of December 31, 2001, in part, as a result of the warmer weather conditions.

During the winter of fiscal 2001, natural gas prices increased to levels which far exceeded their 10-year average. The price of natural gas has declined significantly during the first quarter of 2002 as compared with the prior year period. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins or profits. For the twelve months ended December 31, 2001, revenue from the sale and transportation of gas to customers by the distribution business increased $9,347,000 (12%) due primarily to an increase in revenues of $9,101,000 (15%) from temperature-sensitive customers. Volumes declined by 4% as a result of the dramatic rise in natural gas prices experienced during last year's heating season.

Revenue from gas sales to large commercial and industrial customers decreased $1,153,000 (44%) and increased $1,274,000 (17%), respectively, for the three and twelve month period ended December 31, 2001 due to the fluctuations in the price of natural gas. Additionally, for the three and twelve month periods ended December 31, 2001, one industrial customer did not use a significant amount of gas that it had used in the prior year periods due to unique operational needs that did not occur in the current year periods.

Gas transportation revenues, excluding Bay Gas, decreased $335,000 (14%) and $1,034,000 (12%) for the three-month and twelve-month periods ended December 31, 2001, respectively, due primarily to the closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry. Volumes transported to customers decreased 14% and 7%, respectively, for the three and twelve month periods. In addition to the International Paper closure, transportation volumes were impacted by the Corus Group plc (Corus, formerly known as British Steel) plant closure. Because of minimum payment provisions of the contract with Corus, the Corus closure did not have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures and reduced demand associated with the pulp and paper industry, was increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001 and the start-up of another co-generation facility in June 2001 to which Mobile Gas has a long-term transportation contract.

Although revenue from the sale and transportation of gas to customers by the distribution business decreased during the first quarter of 2002, margins increased $2,208,000 (17%) as compared to the prior year primarily as a result of the general rate increase which became effective October 2, 2001. Margins declined $2,154,000 (5%) for the twelve months ended December 31, 2001 as compared to the prior year due primarily to a decline in margins from the sale and transportation of gas to large industrial customers as a result of a downturn in general economic conditions, plant closings as discussed above and an unusual amount of gas used by one industrial customer during the prior twelve-month period. Additionally, margins from gas sales to temperature-sensitive customers declined during the most recent twelve months as customers sought to conserve energy during a time of dramatically higher natural gas prices and colder than normal weather last winter.

The following table summarizes gas distribution margins for the three and twelve month periods ended December 31, 2001 and 2000 and the related volumes delivered to customers.

                                                                          THREE MONTHS                  TWELVE MONTHS
                                                                         ENDED DEC. 31,                 ENDED DEC. 31,
                                                                     ----------------------         ----------------------
IN THOUSANDS:                                                          2001          2000             2001          2000
                                                                     --------      --------         --------      --------

Natural Gas Sales and Transportation Revenues                        $ 22,799      $ 32,811         $ 93,412      $ 82,883

Cost of Natural Gas                                                    (6,253)      (17,933)         (40,337)      (31,815)

Revenue Taxes                                                          (1,015)       (1,555)          (8,165)       (4,004)
                                                                     --------      --------         --------      --------

NATURAL GAS SALES AND TRANSPORTATION MARGINS
             (EXCLUDING BAY GAS)                                     $ 15,531      $ 13,323         $ 44,910      $ 47,064
                                                                     ========      ========         ========      ========

Natural Gas Sales Volumes (Therms)

         Temperature-Sensitive Customers                               15,869        24,244           57,355        59,734

         Commercial and Industrial - Large                              2,602         3,612           11,563        13,562
                                                                     --------      --------         --------      --------

Total Natural Gas Sales Volumes                                        18,471        27,856           68,918        73,296

Natural Gas Transportation Volumes (Therms)                            83,449        97,584          368,079       394,615
                                                                     --------      --------         --------      --------

TOTAL DELIVERIES (EXCLUDING BAY GAS) (THERMS)                         101,920       125,440          436,997       467,911
                                                                     ========      ========         ========      ========


NATURAL GAS STORAGE

The construction of natural gas-fired electric generation facilities in the Southeast, and specifically in the Mobile area, has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Bay Gas is currently constructing a second storage cavern which is anticipated to begin operations in fiscal 2003. A substantial portion of the capacity of this cavern has been contracted for, through a fifteen year agreement, by Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has completed construction of two major pipeline projects. Construction was completed in fiscal 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was completed in November 2001 on a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's (Gulf South) high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

Bay Gas' storage and transportation revenues (excluding revenues received from Mobile Gas) increased $618,000 (69%) and $1,135,805 (35%) for the three and twelve month periods ended December 31, 2001, respectively, compared to the corresponding prior year periods. Contributing to the increase was transportation of natural gas to Phase I of Alabama Power's Plant Barry co-generation facility which became operational in June 2000 and the completion of Phase II of Alabama Power's gas-powered generating facility at Plant Barry in June 2001. Additionally, in November 2001, Bay Gas began transporting gas under another long-term contract upon completion of the new 24-inch, 18 mile pipeline that connects Bay Gas to Gulf South's high pressure pipeline. Bay Gas also entered into an agreement which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which will be amortized over the nineteen-month option period.

MERCHANDISING

Merchandising sales revenues were relatively flat for the three months ended December 31, 2001 as compared to the same period last year but decreased $40,000 (1%) for the same twelve-month period due to a decline in appliance sales which was partially offset by increased revenues from the sale of natural gas generators.

OTHER REVENUES

Other operating revenues consist primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Also included in other revenues are revenues from engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other revenues increased $24,000 (7%) for the three months ended December 31, 2001 due to an increase in revenues associated with pipeline corrosion services and an increase in interest income associated with financing activities. For the twelve months ended December 31, 2001, other revenues decreased $64,000 (4%) due to a decline in revenues associated with pipeline corrosion services and a slight decrease in interest income associated with financing activities.

OPERATING EXPENSES

Operations and maintenance expenses increased $205,000 (4%) and $567,000 (3%) for the three and twelve month periods ended December 31, 2001, respectively. Contributing to the higher operations and maintenance expenses were additional costs associated with the expansion of Bay Gas' operations and increased expenses related to the expansion of other businesses including the opening of a second specialty store, the relocation of one specialty store, and the start-up of sales of natural gas generators. Inflation also contributed to the increase in other expenses.

Increases in depreciation expense for the three and twelve month periods were due to increased investment in property, plant and equipment primarily from Mobile Gas' and Bay Gas' capital expansion projects.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $480,000 (22%) for the three months ended December 31, 2001 and increased $769,000 (12%) for the same twelve month period due primarily to fluctuations in business license taxes associated with gas revenues.

OTHER INCOME AND EXPENSES

Interest expense increased $604,000 (41%) and $3,139,000 (60%), respectively, for the three and twelve month periods ended December 31, 2001 due primarily to the issuance of $55 million of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below). The twelve-month period ended December 31, 2000 was impacted as a result of increased short-term borrowings under the Company's line of credit due to the negative cash flow impact associated with higher accounts receivable balances and higher natural gas prices experienced during last year's heating season and expansion projects.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $505,000 (1,031%) and $2,037,000 (1,072%), respectively, for the three and twelve month periods ended December 31, 2001 due to an increase in on-going capital projects and the construction of Bay Gas' second storage cavern and pipeline projects.

Interest income decreased $6,000 (3%) for the three-month period ended December 31, 2001 and increased $703,000 for the twelve-month period. The twelve-month period increase is due primarily to increased interest income on temporary investments of Bay Gas as a result of the investment of the unused portion of debt issuance proceeds.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and SGT partnerships, of which EnergySouth's subsidiaries hold controlling interests. Minority interest decreased $49,000 (21%) and $219,000 (27%), respectively, for the three and twelve month period ended December 31, 2001 compared to the same periods in 2000 due partially to a decrease in pre-tax earnings from Southern Gas Transmission and due to the reduction in Olin Corporation's limited partnership interest in Bay Gas from 12.5% for fiscal year 2000 to 9.1% in fiscal 2001.

Income tax expense fluctuates with the changes in income before income taxes. Income tax expense increased $658,000 (41%) for the three-month period ended December 31, 2001 and decreased $4,000 for the twelve-month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities used cash of $357,000 and $2,126,000, respectively, for the three months ended December 31, 2001 and 2000. Operating activities used $1,769,000 less than the prior year due primarily to the payment of a $2,026,000 make whole premium associated with the early extinguishment of debt in December 2000.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $1,986,000 and $24,767,000, respectively, for the three months ended December 31, 2001 and 2000. In addition to the Company's regular construction program, cash used in investing activities decreased for the three-month period in 2001 due to the completion of Bay Gas' pipeline projects. Bay Gas' temporary investments of $3.0 million matured in December 2001 and are now included in the $13.8 million in investments classified as cash equivalents from the unused proceeds of the December 2000 Bay Gas debt issuance.

Cash provided by financing activities was $497,000 and $36,816,000 for the three months ended December 31, 2001 and 2000. The three-month change was due primarily to a decrease in short-term borrowings. The three-month change for the quarter ended December 31, 2000 was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of the existing debt incurred to construct that storage cavern. In connection with the early payoff of the existing debt, Bay Gas incurred an extraordinary loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

A significant portion of the Company's short-term operational cash needs, especially during the winter heating season, is the cost of gas supply. A portion of the firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The Company also has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. The Company has a gas supply strategy in which it enters into forward purchases to lock-in prices for a majority of its expected gas sales during the upcoming winter heating season. As of December 31, 2001, minimum payments under gas supply contracts for the remaining nine months of fiscal year 2002 are $10,355,000. As of February 1, 2002, minimum payments under gas supply contracts for fiscal years subsequent to September 30, 2002 are as follows: 2003 - $6,371,000, 2004 - $5,364,000, 2005 -
$5,360,000, 2006 - $5,364,000, 2007-2011 - $26,559,000.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving line of credit agreement. At December 31, 2001, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other long-term loan agreements. The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. The Company is currently in compliance with all such covenants and none of these requirements and restrictions are expected to have a significant impact on the Company's ability to meet its short-term cash needs. At December 31, 2001, the Company had $3,440,000 available for borrowing on its revolving credit agreement. The decrease from September 30, 2001 of $3,325,000 in available funds on the revolving credit agreement is due primarily to the seasonality of the distribution business in which an increase in cost of gas and related taxes results in an increase in short-term borrowings.

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


ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No 133 "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At December 31, 2001 the Company had approximately $88.9 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2001 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 25, 2002.

         (b) The following nominee was elected as Director of the Company, to serve until the 2004 Annual Meeting of Stockholders, by the votes indicated:

                                   Nominee                          For                 Against
                           ------------------------           ---------------         ------------

                           Robert H. Rouse                    4,407,225                  17,160

         (c) The following nominees were elected as Directors of the Company, to serve until the 2005 Annual Meeting of Stockholders, by the votes indicated:

                                   Nominee                          For                 Against
                           ------------------------           ---------------         ------------

                           Walter A. Bell                     4,405,670                  18,715

                           Gaylord C. Lyon                    4,405,245                  19,140

                           E.B. Peebles, Jr.                  4,404,326                  20,059

                           Harris V. Morrissette              4,406,879                  17,506

                  The other Directors of the Company whose terms of office continued after the 2001 Annual Meeting are as indicated below:

                                                                                     To Serve Until the Annual
                             Director                                           Meeting of Stockholders in the year
                  ----------------------------                                  -----------------------------------

                  Judy A. Marston                                                             2003

                  John C. Hope, III                                                           2003

                  S. Felton Mitchell, Jr.                                                     2003

                  Thomas B. Van Antwerp                                                       2003

                  John S. Davis                                                               2004

                  Walter L. Hovell                                                            2004

                  G. Montgomery Mitchell                                                      2004

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No.               Description
                  -----------               -----------
                    none


         (b)      Reports on Form 8-K

                  Exhibit No.               Description
                  -----------               -----------

                    99 (a) Report and Order of Alabama Public Service Commission dated
                                            October 3, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ENERGYSOUTH, INC.
                                                     (Registrant)


Date:      February 11, 2002                      /s/ John S. Davis
      ------------------------              -----------------------------------
                                                      John S. Davis
                                                       President and
                                                     Chief Executive Officer



Date:      February 11, 2002                     /s/ Charles P. Huffman
      ------------------------              -----------------------------------
                                                     Charles P. Huffman
                                                 Senior Vice President and
                                                  Chief Financial Officer