Form 10-Q
period 2002-03-31
ENERGYSOUTH INC
filed 2002-05-07
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 2002

                           Commission File No. 0-29604


                                ENERGYSOUTH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Alabama                        58-2358943
        -------------------------------        -------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)



         2828 Dauphin Street, Mobile, Alabama          36606
        ---------------------------------------      ----------
        (Address of principal executive office)      (Zip Code)


         Registrant's telephone number, including area code 251-450-4774
                                                            ------------

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

Common stock ($.01 par value) outstanding at May 3, 2002 - 4,983,128 shares.

                                ENERGYSOUTH, INC.



                                      INDEX



                                                                                            Page No.
                                                                                            --------
PART I.           Financial Information (Unaudited):

                  Consolidated Balance Sheets - March 31,
                  2002 and 2001 and September 30, 2001                                       3 - 4


                  Consolidated Statements of Income - Three, Six, and
                  Twelve Months Ended March 31, 2002 and 2001                                  5


                  Consolidated Statements of Retained Earnings - Three,
                  Six, and Twelve Months Ended March 31, 2002
                  and 2001                                                                     6


                  Consolidated Statements of Cash Flows - Six
                  Months Ended March 31, 2002 and 2001                                         6


                  Notes to Consolidated Financial Statements                                 7 - 9


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             10 - 18

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                  18

PART II.          Other Information                                                            19

                          PART 1. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
ENERGYSOUTH, INC.                                            ------------------------    September 30,
In Thousands                                                    2002          2001            2001
                                                             ----------    ----------    --------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                  $   13,901    $   17,579    $       18,052
  Temporary Investments                                              --        18,692             3,000
  Receivables
    Gas                                                          10,634        12,206             7,793
    Unbilled Revenue                                              1,547         2,987               781
    Merchandise                                                   2,727         2,969             2,865
    Other                                                           687         1,332               984
    Allowance for Doubtful Accounts                              (1,481)       (1,551)             (849)
  Materials, Supplies, and Merchandise (At Average Cost)          2,591         2,733             2,743
  Gas Stored Underground For Current Use (At Average Cost)           43         1,085             3,690
  Deferred Income Taxes                                           3,189         2,869             3,466
  Prepayments                                                     1,324         1,516               957
                                                             ----------    ----------    --------------
        Total Current Assets                                     35,162        62,417            43,482
                                                             ----------    ----------    --------------

PROPERTY, PLANT, AND EQUIPMENT                                  223,634       192,320           206,286
  Less: Accumulated Depreciation and Amortization                64,305        57,699            60,853
                                                             ----------    ----------    --------------
       Property, Plant, and Equipment - Net                     159,329       134,621           145,433
  Construction Work in Progress                                  18,673        14,153            25,159
                                                             ----------    ----------    --------------
        Total Property, Plant, and Equipment                    178,002       148,774           170,592
                                                             ----------    ----------    --------------

OTHER ASSETS
  Regulatory Assets                                                 813           360               978
  Deferred Charges                                                  553           739               859
  Prepayments                                                     1,153         1,189             1,125
  Merchandise Receivables Due After One Year                      4,848         5,524             5,321
                                                             ----------    ----------    --------------
        Total Other Assets                                        7,367         7,812             8,283
                                                             ----------    ----------    --------------
             TOTAL                                           $  220,531    $  219,003    $      222,357
                                                             ==========    ==========    ==============

See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,
ENERGYSOUTH, INC.                                -------------------    September 30,
In Thousands, Except Share Data                    2002       2001           2001
                                                 --------   --------    -------------
                                                    (Unaudited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt           $  1,859   $  1,846    $       1,859
  Notes Payable                                     9,935     10,812           13,235
  Accounts Payable                                  5,300      9,599            8,739
  Dividends Declared                                1,291      1,231            1,284
  Customer Deposits                                 1,565      1,512            1,422
  Taxes Accrued                                     5,722      6,257            5,981
  Interest Accrued                                  1,426      1,489            1,371
  Deferred Purchased Gas Adjustment                 3,938      3,079            4,708
  Unearned Revenue (Note 8)                         2,413         --               --
  Other                                             1,248      1,885            3,117
                                                 --------   --------    -------------
          Total Current Liabilities                34,697     37,710           41,716
                                                 --------   --------    -------------

OTHER LIABILITIES
  Accrued Pension Cost                                 --        502              235
  Accrued Postretirement Benefit Cost                 651        895              729
  Deferred Income Taxes                            14,082     12,792           13,660
  Deferred Investment Tax Credits                     330        353              340
  Other                                             1,954      1,563            1,691
                                                 --------   --------    -------------
          Total Other Liabilities                  17,017     16,105           16,655
                                                 --------   --------    -------------
               Total Liabilities                   51,714     53,815           58,371
                                                 --------   --------    -------------


CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
    (Authorized 10,000,000 Shares; Outstanding
      March 2002 - 4,966,000 Shares;
      March 2001 - 4,926,000 Shares;
     September 2001 - 4,937,000 Shares)                50         49               49
    Capital in Excess of Par Value                 19,878     19,186           19,387
    Retained Earnings                              56,562     52,070           50,688
                                                 --------   --------   --------------
         Total Stockholders' Equity                76,490     71,305           70,124
  Minority Interest                                 3,435      3,132            3,270
  Long-Term Debt                                   88,892     90,751           90,592
                                                 --------   --------   --------------
              Total Capitalization                168,817    165,188          163,986
                                                 --------   --------   --------------
                    TOTAL                        $220,531   $219,003   $      222,357
                                                 ========   ========   ==============

See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                              Three Months             Six Months            Twelve Months
                                                            Ended March 31,         Ended March 31,         Ended March 31,
ENERGYSOUTH, INC.                                         --------------------    --------------------    --------------------
In Thousands, Except Per Share Data                         2002        2001        2002        2001        2002        2001
                                                          --------    --------    --------    --------    --------    --------
OPERATING REVENUES
  Gas Revenues                                            $ 30,130    $ 41,374    $ 52,930    $ 74,185    $ 82,169    $100,713
  Merchandise Sales                                            801         615       1,783       1,596       3,153       2,929
  Other                                                        345         382         716         731       1,356       1,516
                                                          --------    --------    --------    --------    --------    --------
       Total Operating Revenues                             31,276      42,371      55,429      76,512      86,678     105,158
                                                          --------    --------    --------    --------    --------    --------

OPERATING EXPENSES
  Cost of Gas                                               10,681      24,374      16,934      42,307      26,644      48,919
  Cost of Merchandise                                          619         491       1,352       1,265       2,387       2,331
  Operations and Maintenance                                 6,391       5,945      12,208      11,556      21,634      21,195
  Depreciation                                               2,092       1,822       4,190       3,637       7,865       6,937
  Taxes, Other Than Income Taxes                             2,203       2,666       3,950       4,893       6,605       7,203
                                                          --------    --------    --------    --------    --------    --------
       Total Operating Expenses                             21,986      35,298      38,634      63,658      65,135      86,585
                                                          --------    --------    --------    --------    --------    --------

OPERATING INCOME                                             9,290       7,073      16,795      12,854      21,543      18,573
                                                          --------    --------    --------    --------    --------    --------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                          (2,034)     (2,045)     (4,101)     (3,509)     (8,299)     (5,967)
  Allowance for Borrowed Funds Used During Construction        426         351         979         400       2,301         450
  Interest Income                                               72         533         265         732         733         968
  Minority Interest                                           (205)       (142)       (390)       (377)       (665)       (784)
                                                          --------    --------    --------    --------    --------    --------
       Total Other Income (Expense)                         (1,741)     (1,303)     (3,247)     (2,754)     (5,930)     (5,333)
                                                          --------    --------    --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                   7,549       5,770      13,548      10,100      15,613      13,240
Income Taxes                                                 2,850       2,134       5,096       3,723       5,977       4,936
                                                          --------    --------    --------    --------    --------    --------


INCOME BEFORE EXTRAORDINARY LOSS                             4,699       3,636       8,452       6,377       9,636       8,304
                                                          --------    --------    --------    --------    --------    --------

Extraordinary Loss on Early Extinguishment of Debt
  (Net of Income Tax Benefit of $808) (Note 6)                  --          --          --      (1,423)         --      (1,423)


NET INCOME                                                $  4,699    $  3,636    $  8,452    $  4,954    $  9,636    $  6,881
                                                          ========    ========    ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss                        $   0.95    $   0.74    $   1.71    $   1.30    $   1.95    $   1.69
  Extraordinary Loss on Early Extinguishment of Debt            --          --          --       (0.29)         --       (0.29)
                                                          --------    --------    --------    --------    --------    --------
       Net Income                                         $   0.95    $   0.74    $   1.71    $   1.01    $   1.95    $   1.40
                                                          --------    --------    --------    --------    --------    --------

DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss                        $   0.93    $   0.73    $   1.68    $   1.28    $   1.92    $   1.67
  Extraordinary Loss on Early Extinguishment of Debt            --          --          --       (0.29)         --       (0.29)
                                                          --------    --------    --------    --------    --------    --------
       Net Income                                         $   0.93    $   0.73    $   1.68    $   0.99    $   1.92    $   1.38
                                                          --------    --------    --------    --------    --------    --------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                      4,965       4,923       4,956       4,920       4,944       4,914
  Diluted                                                    5,047       4,980       5,041       4,976       5,014       4,962


See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)


                                    THREE MONTHS           SIX MONTHS           TWELVE MONTHS
                                   ENDED MARCH 31,       ENDED MARCH 31,       ENDED MARCH 31,
ENERGYSOUTH, INC.                -------------------   -------------------   -------------------
In Thousands                       2002       2001       2002       2001       2002       2001
                                 --------   --------   --------   --------   --------   --------
BALANCE AT BEGINNING OF PERIOD   $ 53,154   $ 49,665   $ 50,688   $ 49,576   $ 52,070   $ 50,104

           Net Income               4,699      3,636      8,452      4,954      9,636      6,881
                                 --------   --------   --------   --------   --------   --------

                Total              57,853     53,301     59,140     54,530     61,706     56,985

LESS: DIVIDENDS                     1,291      1,231      2,578      2,460      5,144      4,915
                                 --------   --------   --------   --------   --------   --------

BALANCE AT END OF PERIOD         $ 56,562   $ 52,070   $ 56,562   $ 52,070   $ 56,562   $ 52,070
                                 ========   ========   ========   ========   ========   ========


                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                                        SIX MONTHS
                                                                     ENDED MARCH 31,
ENERGYSOUTH, INC.                                                  --------------------
In Thousands                                                         2002        2001
                                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 11,909    $  9,752
                                                                   --------    --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
           Capital Expenditures                                     (11,749)    (18,044)
           Changes in Temporary Investments                           3,000     (18,692)
                                                                   --------    --------

                Net Cash Used by Investing Activities                (8,749)    (36,736)
                                                                   --------    --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
           Repayment of Long-Term Debt                               (1,700)    (20,420)
           Proceeds from Issuance of Long-Term Debt                      --      55,000
           Changes in Short-Term Borrowings                          (3,300)      4,482
           Payment of Dividends                                      (2,578)     (2,460)
           Dividend Reinvestment                                        168         268
           Exercise of Stock Options                                    323
           Partnership Distributions                                   (224)       (998)
                                                                   --------    --------

                Net Cash Provided (Used) by Financing Activities     (7,311)     35,872
                                                                   --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (4,151)      8,888
                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     18,052       8,691
                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 13,901    $ 17,579
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and six-month periods ended March 31, 2002 and 2001 are not indicative of the results to be expected for the full year.

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

For the three months ended                           Natural Gas     Natural Gas
  March 31, 2002 (in thousands):                    Distribution       Storage     Other       Eliminations   Consolidated
--------------------------------                    ------------     -----------  -------      ------------   ------------
Operating revenues                                     $ 28,281        $ 2,957    $ 1,145        $ (1,107)      $ 31,276
Operating expenses                                       20,873          1,129      1,091          (1,107)        21,986
Operating income                                          7,408          1,828         54              --          9,290


For the three months ended                            Natural Gas    Natural Gas
  March 31, 2001 (in thousands):                     Distribution      Storage      Other      Eliminations   Consolidated
--------------------------------                     ------------    -----------    -----      ------------   ------------
Operating revenues                                     $ 40,493        $ 1,938      $ 997        $ (1,057)      $ 42,371
Operating expenses                                       34,489            949        917          (1,057)        35,298
Operating income                                          6,004            989         80              --          7,073



For the six months ended                              Natural Gas    Natural Gas
  March 31, 2002 (in thousands):                     Distribution      Storage     Other       Eliminations   Consolidated
--------------------------------                     ------------    -----------  -------      ------------   ------------
Operating revenues                                     $ 49,563        $ 5,519    $ 2,499        $ (2,152)      $ 55,429
Operating expenses                                       36,290          2,132      2,364          (2,152)        38,634
Operating income                                         13,273          3,387        135              --         16,795


For the six months ended                              Natural Gas    Natural Gas
  March 31, 2001 (in thousands):                     Distribution      Storage     Other       Eliminations   Consolidated
--------------------------------                     ------------    -----------  -------      ------------   ------------
Operating revenues                                     $ 72,405        $ 3,962    $ 2,327        $ (2,182)      $ 76,512
Operating expenses                                       62,137          1,586      2,117          (2,182)        63,658
Operating income                                         10,268          2,376        210              --         12,854
Extraordinary (Loss)                                         --         (1,423)        --              --         (1,423)



For the twelve months ended                           Natural Gas    Natural Gas
  March 31, 2002 (in thousands):                     Distribution      Storage     Other       Eliminations   Consolidated
--------------------------------                     ------------    -----------  -------      ------------   ------------
Operating revenues                                     $ 76,786        $ 9,632    $ 4,509        $ (4,249)      $ 86,678
Operating expenses                                       61,561          3,636      4,187          (4,249)        65,135
Operating income                                         15,225          5,996        322              --         21,543


For the twelve months ended                           Natural Gas    Natural Gas
  March 31, 2001 (in thousands):                     Distribution      Storage     Other       Eliminations   Consolidated
--------------------------------                     ------------    -----------  -------      ------------   ------------
Operating revenues                                     $ 97,105        $ 7,852    $ 4,444        $ (4,243)     $ 105,158
Operating expenses                                       84,218          2,770      3,840          (4,243)        86,585
Operating income                                         12,887          5,082        604              --         18,573
Extraordinary (Loss)                                         --         (1,423)        --              --         (1,423)

Note 5. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 82,000 and 57,000 for the three months ended March 31, 2002 and 2001, respectively, 85,000 and 56,000 for the six months ended March 31, 2002 and 2001, respectively, and 70,000 and 48,000 for the twelve months ended March 31, 2002 and 2001, respectively. These differences in equivalent shares are from outstanding stock options.

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

Note 7. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 is not expected to have a material impact on the Company's financial statements and will be adopted by the Company on October 1, 2002.

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

Note 8. Bay Gas entered into an agreement which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. Bay Gas received during the first quarter of fiscal 2002 $3,274,000 in consideration of the option agreement, of which the unamortized balance, $2,413,000, is classified as unearned revenue on EnergySouth's consolidated balance sheet and is being amortized over the remaining life of the option agreement.

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

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Other costs, including a return on investment, are recovered through rates approved in traditional rate proceedings. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC issued orders on April 28, 1999 and October 11, 2001 approving rates for such services.

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

RESULTS OF OPERATIONS

INCOME BEFORE EXTRAORDINARY LOSS

All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three, six, and twelve months ended March 31, 2002 are based upon comparative income before extraordinary loss of prior periods as shown in the table below:


                                       THREE MONTHS           SIX MONTHS           TWELVE MONTHS
                                      ENDED MAR. 31,        ENDED MAR. 31,        ENDED MAR. 31,
                                    -------------------   -------------------   -------------------
                                      2002       2001       2002       2001       2002       2001
                                    --------   --------   --------   --------   --------   --------
Income Before
Extraordinary Loss (in thousands)   $  4,699   $  3,636   $  8,452   $  6,377   $  9,636   $  8,304

Diluted Earnings Per Share Before
Extraordinary Loss                  $   0.93   $   0.73   $   1.68   $   1.28   $   1.92   $   1.67


Earnings before extraordinary loss increased $1,063,000 or $0.20 per share, $2,075,000 or $0.40 per share, and $1,332,000 or $0.25 per share respectively, for the three, six, and twelve month periods ending March 31, 2002 due to increased earnings from Mobile Gas' distribution business and Bay Gas' storage and transportation business. Earnings from Mobile Gas' distribution business were positively impacted as a result of the general rate increase discussed below. Bay Gas' earnings increased due, in part, to transportation revenues received from Phase I of Alabama Power's co-generation facility that commenced operations in June 2000 and Phase II which went on-line in June 2001.

RATE PROCEEDINGS

In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such costs as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, which are designed to increase annual gas revenues by approximately $7.8 million and allow Mobile Gas the opportunity to earn a rate of return on equity of 13.6%.

Mobile Gas also requested approval of a Rate Stabilization and Equalization
(RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities, which would allow for periodic rate adjustments in the future. The APSC will conduct a hearing by the end of May 2002 addressing Mobile Gas' RSE request.

OPERATING REVENUES

Gas revenues decreased $11,244,000 (27%), $21,255,000 (29%), and $18,544,000
(18%), respectively, for the three, six, and twelve months ended March 31, 2002.


NATURAL GAS DISTRIBUTION

Revenue from the sale and transportation of gas to customers by the distribution business decreased $12,224,000 (30%), $22,866,000 (32%), and $20,377,000 (21%)
for the three, six, and twelve-month periods ended March 31, 2002 as compared to the same prior year periods. The decrease experienced in all three periods is due primarily to a decrease in revenue from temperature-sensitive customers of $10,918,000 (31%), $20,132,00 (33%), and $17,669,000 (23%), respectively, for the three, six, and twelve month periods with a corresponding decline in volumes delivered to these customers of 2,283,000 (8%), 10,658,000 (20%), and 10,773,000
(16%) therms. The decline in revenues can be attributed, in part, to the lower prices of natural gas experienced during this year's heating season as compared to last year. During the winter of fiscal 2001, natural gas prices increased to levels which far exceeded their 10-year average. The price of natural gas has declined significantly during the first and second quarters of fiscal 2002 as compared with the prior year periods. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins or profits. Also contributing to the decline in revenues and volumes was weather that was 3% warmer than normal and 20% warmer than the prior year period. Additionally, the number of temperature-sensitive customers declined 1% during the first and second quarters of 2002 as compared to the same prior year periods. The decline from last year can be attributed to customers who were disconnected during fiscal 2001 for nonpayment and did not restore their service as of March 31, 2002.

Revenue from gas sales to large commercial and industrial customers decreased $1,622,000 (47%), $2,775,000 (46%), and $2,278,000 (24%), respectively, for the three, six, and twelve month periods ended March 31, 2002. Volumes delivered to these customers declined 665,000 (18%), 1,675,000 (23%), and 2,925,000 (21%)
therms due to a general decline in usage attributed to economic conditions. Additionally, for all current year periods referenced, one industrial customer did not use a significant amount of gas that it had used in the prior year periods due to unique operational needs that did not occur in the current year periods.

Gas transportation revenues, excluding Bay Gas, increased $165,000 (9%) for the three month period ended March 31, 2002 and declined $170,000 (4%) and $615,000 (7%), respectively, for the six and twelve month periods ended March 31, 2002 as compared to the same periods in fiscal 2001. The closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry is the primary reason for the decrease in revenues in the six and twelve month periods. Volumes transported to customers remained consistent for the three months ended March 31, 2002 as compared to the same period in 2001, but decreased 32% and 9%, respectively, for the six and twelve month periods. In addition to the International Paper closure, transportation volumes for the six and twelve month periods ended March 31, 2002 were impacted by the Corus Group plc (Corus, formerly known as British Steel) plant closure in late October 2000. Because of minimum payment provisions of the contract with Corus, the Corus plant closure did not have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures and reduced demand associated with the pulp and paper industry was increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001 and the start-up of another co-generation facility in June 2001 to which Mobile Gas has a long-term transportation contract.

Distribution margins increased $2,103,000 (15%), $3,695,000 (14%), and
$2,959,000 (7%) for the three, six, and twelve month periods, respectively, as compared to the same prior year periods primarily as a result of the general rate increase which became effective October 2, 2001.

The following table summarizes gas distribution margins for the three, six, and twelve-month periods ended March 31, 2002 and 2001 and the related volumes delivered to customers.

                                                      THREE MONTHS                 SIX MONTHS                TWELVE MONTHS
                                                     ENDED MAR. 31,              ENDED MAR. 31,              ENDED MAR. 31,
                                                ------------------------    ------------------------    ------------------------
In Thousands:                                      2002          2001          2002          2001          2002          2001
-------------                                   ----------    ----------    ----------    ----------    ----------    ----------
Natural Gas Sales and Transportation Revenues   $   28,281    $   40,493    $   49,563    $   72,405    $   76,786    $   97,105

Cost of Natural Gas                                (10,681)      (24,374)      (16,934)      (42,307)      (26,644)      (48,919)

Revenue Taxes                                       (1,410)       (2,032)       (2,424)       (3,588)       (3,724)       (4,727)
                                                ----------    ----------    ----------    ----------    ----------    ----------

NATURAL GAS SALES AND TRANSPORTATION MARGINS
        (EXCLUDING BAY GAS)                     $   16,190    $   14,087    $   30,205    $   26,510    $   46,418    $   43,459
                                                ==========    ==========    ==========    ==========    ==========    ==========

Natural Gas Sales Volumes (Therms)

    Temperature-Sensitive Customers                 25,727        28,010        41,596        52,254        55,071        65,844

    Commercial and Industrial - Large                3,011         3,676         5,613         7,288        10,898        13,823
                                                ----------    ----------    ----------    ----------    ----------    ----------

Total Natural Gas Sales Volumes                     28,738        31,686        47,209        59,542        65,969        79,667

Natural Gas Transportation Volumes (Therms)        100,455        97,450       184,303       195,033       371,083       389,141
                                                ----------    ----------    ----------    ----------    ----------    ----------

TOTAL DELIVERIES (EXCLUDING BAY GAS) (THERMS)      129,193       129,136       231,512       254,575       437,052       468,808
                                                ==========    ==========    ==========    ==========    ==========    ==========


NATURAL GAS STORAGE

The construction of natural gas-fired electric generation facilities in the Southeast, and specifically in the Mobile area, has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Bay Gas is currently constructing a second storage cavern. A substantial portion of the capacity of this cavern has been contracted for, through a fifteen year agreement, by Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. Management currently believes that the date for commencement of operations of the second storage cavern, originally anticipated to be in December 2002, will be no later than April 1, 2003. The Company does not expect the delayed commencement of operations to have a material effect on its financial condition or results of operations.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has completed construction of two major pipelines. Construction was completed in fiscal 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was completed in November 2001 on a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's (Gulf South) high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

Bay Gas' storage and transportation revenues (excluding revenues received from Mobile Gas) increased $981,000 (111%), $1,611,000 (91%), and $1,833,000 (51%),
respectively, for the three, six, and twelve month periods ended March 31, 2002 compared to the corresponding prior year periods. Contributing to the increase was transportation of natural gas to Phase I of Alabama Power's Plant Barry co-generation facility which became operational in June 2000 and the completion of Phase II of Alabama Power's gas-powered generating facility at Plant Barry in June 2001. Additionally, in November 2001, Bay Gas began transporting gas under another long-term contract upon completion of the new 24-inch, 18 mile pipeline that connects Bay Gas to Gulf South's high pressure pipeline. Bay Gas also entered into an agreement in November 2001 which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement that is being amortized over a nineteen-month option period.

MERCHANDISING

Merchandising sales revenues increased $186,000 (30%), $187,000 (12%), and $224,000 (8%) for the three, six, and twelve months ended March 31, 2002 as compared to the same periods last year due, in part, to an increase in revenues from the sale of natural gas generators and sales from the specialty stores. In addition, for the three and six month periods ended March 31, 2002, sales of natural gas and electric appliances also increased as compared to the same periods last year.

OTHER REVENUES

Other operating revenues consist primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Other revenues also include revenues from engineering consulting, operations training, pipeline corrosion protection services and gas marketing services. Other revenues decreased $37,000 (10%), $15,000 (2%), and $160,000 (11%) for the
three, six, and twelve months ended March 31, 2002 due to a general decline in the various categories outlined above which were partially offset during the three and six month periods by an increase in revenues associated with pipeline corrosion protection services.

OPERATING EXPENSES

Operations and maintenance expenses increased $446,000 (8%), $652,000 (6%), and $439,000 (2%), respectively, for the three, six, and twelve month periods ended March 31, 2002, as a result of the expansion of Bay Gas' operations and the expansion of other businesses including the opening of a second specialty store, the relocation of one specialty store, and the start-up of sales of natural gas generators. Inflation also contributed to the increase in other expenses.

Increases in depreciation expense for the three, six, and twelve month periods were due to increased investment in property, plant and equipment from Mobile Gas' and Bay Gas' capital expansion projects.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $463,000 (17%), $943,000 (19%), and $598,000
(8%) for the three, six, and twelve months ended March 31, 2002 due primarily to decreases in business license taxes associated with decreases in gas revenues.

OTHER INCOME AND EXPENSES

Interest expense decreased $11,000 (1%) for the three-month period ended March 31, 2002 due to a decline in the average short term borrowing rate. Interest expense increased $592,000 (17%) and $2,332,000 (39%), respectively, for the six and twelve month periods ended March 31, 2002 due primarily to the issuance of $55 million of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below) in December 2000.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $75,000 (21%), $579,000 (145%), and $1,851,000 (411%),
respectively, for the three, six, and twelve month periods ended March 31, 2002 due primarily to the construction of Bay Gas' second storage cavern and pipeline projects.

Interest income decreased $461,000 (86%), $467,000 (64%), and $235,000 (24%) for
the three, six, and twelve month periods ended March 31, 2002 due primarily to a decline in the amount of the unused portion of debt issuance proceeds of Bay Gas available for investment.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and SGT partnerships, of which EnergySouth's subsidiaries hold controlling interests. Minority interest increased $63,000 (44%) and $13,000 (3%), respectively, for the three and six month periods ended March 31, 2002 compared to the same periods in 2001. The three-month increase was due to increased pre-tax earnings from both Bay Gas and SGT; however, for the six-month period, Bay Gas' improved earnings were partially offset by a decline in SGT earnings for the six-month period. For the twelve month period, minority interest decreased $119,000 (15%) due partially to a decrease in pre-tax earnings from SGT and due to the reduction in Olin Corporation's limited partnership interest in Bay Gas from 12.5% to 9.1% in December 2000.

Income tax expense fluctuates with the changes in income before income taxes. Income tax expense increased $716,000 (34%), $1,373,000 (37%), and $1,041,000
(21%) for the three, six, and twelve month periods ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $11,909,000 and $9,752,000, respectively, for the six months ended March 31, 2002 and 2001. The increase in cash flow from operating activities provided $2,157,000 more than the prior year due primarily to an increase in net income, a decline in accounts receivable, and the option payment Bay Gas received during the first quarter of 2002 classified as unearned revenue, all of which were partially offset by increased payments on accounts payable.

Cash used by investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $8,749,000 and $36,736,000, respectively, for the six months ended March 31, 2002 and 2001. In addition to the Company's regular construction program for the distribution business, Bay Gas completed two pipeline projects in 2001 and Mobile Gas completed expansion projects in 2001 which included providing transportation services to a new co-generation facility and a 10-mile pipeline that expanded its system into Baldwin County. Bay Gas' temporary investments of $3.0 million from the unused proceeds of the December 2000 debt issuance matured in December 2001. In the six months ended March 31, 2001, Bay Gas invested $18.7 million of the December 2000 debt offering discussed below.

Cash used by financing activities was $7,311,000 for the six-month period ended March 31, 2002 and for the six months ended March 31, 2001, financing activities provided cash of $35,872,000. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of the existing debt incurred to construct that storage cavern. In connection with the early payoff of the existing debt, Bay Gas incurred an extraordinary loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

A significant portion of the Company's short-term operational cash needs, especially during the winter heating season, is the cost of gas supply. A portion of the firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The Company also has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. The Company has a gas supply strategy in which it enters into long-term purchase contracts to lock-in prices for a majority of its expected gas sales during the upcoming winter heating season.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving line of credit agreement. At March 31, 2002, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other long-term loan agreements. The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. The Company is currently in compliance with all such covenants and none of these requirements and restrictions are expected to have a significant impact on the Company's ability to meet its short-term cash needs. In January of 2002, the Company obtained a term loan in the amount of $5,000,000 which is due August 1, 2002. At March 31, 2002, the Company had $15,065,000 available for borrowing on its revolving credit agreement. The increase from September 30, 2001 of $8,300,000 in available funds on the revolving credit agreement is due partially to the $3,274,000 option agreement payment received by Bay Gas discussed above and the $5,000,000 proceeds from the term loan due August 1, 2002.

The table below summarizes the Company's contractual obligations and commercial commitments as of March 31, 2002:

                                                                                      FISCAL YEARS
                          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR      2006 AND
CONTRACTUAL OBLIGATIONS       2002           2003           2004           2005        THEREAFTER
                          ------------   ------------   ------------   ------------   ------------
SHORT-TERM BORROWINGS     $  5,000,000   $         --   $         --   $         --   $         --

LINE OF CREDIT                      --      4,935,000             --             --             --

LONG-TERM DEBT                 159,000      3,433,000      5,496,000      5,702,000     75,961,000

GAS SUPPLY CONTRACTS         2,462,000      6,371,000      5,364,000      5,364,000     26,559,000

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


ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company does not have any derivative financial instruments such as futures, forwards, swaps and options, or any other derivatives as defined by Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Also, the Company has no market risk-sensitive instruments held for trading purposes. At March 31, 2002 the Company had approximately $90.8 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2001 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

                                                   ENERGYSOUTH, INC.
                                                   -----------------
                                                     (Registrant)


Date: May 06, 2002                                 /s/ John S. Davis
      ------------                     -----------------------------------------
                                                     John S. Davis
                                                     President and
                                                Chief Executive Officer



Date: May 06, 2002                              /s/ Charles P. Huffman
      ------------                     -----------------------------------------
                                                 Charles P. Huffman
                                              Senior Vice President and
                                               Chief Financial Officer