Form 10-Q
period 2002-06-30
ENERGYSOUTH INC
filed 2002-08-13
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002
                                           -------------

                           Commission File No. 0-29604
                                               -------

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

Common stock ($.01 par value) outstanding at July 31, 2002 - 5,015,162 shares.

                                ENERGYSOUTH, INC.

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------

PART I. Financial Information (Unaudited):

                  Consolidated Balance Sheets - June 30,
                  2002 and 2001 and September 30, 2001                                                3 - 4

                  Consolidated Statements of Income - Three, Nine, and
                  Twelve Months Ended June 30, 2002 and 2001                                            5

                  Consolidated Statements of Retained Earnings - Three,
                  Nine, and Twelve Months Ended June 30, 2002
                  and 2001                                                                              6

                  Consolidated Statements of Cash Flows - Nine
                  Months Ended June 30, 2002 and 2001                                                   6

                  Notes to Consolidated Financial Statements                                          7 - 11

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                       12 - 21

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                           21

PART II. Other Information                                                                            22 - 23

                          PART 1. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                           June 30,                September 30,
                                                                    --------------------------      -------------
In Thousands                                                          2002             2001             2001
------------                                                        ---------        ---------        ---------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                         $   9,770        $  19,800        $  18,052
  Temporary Investments                                                    --            4,259            3,000
  Receivables
    Gas                                                                 6,409            8,505            7,793
    Unbilled Revenue                                                    1,059            1,035              781
    Merchandise                                                         2,679            2,873            2,865
    Other                                                               1,146            1,055              984
    Allowance for Doubtful Accounts                                    (1,552)          (1,473)            (849)
  Materials, Supplies, and Merchandise, Net (At Average Cost)           2,019            2,677            2,743
  Gas Stored Underground For Current Use (At Average Cost)                961            2,456            3,690
  Deferred Income Taxes                                                 2,810            2,770            3,466
  Prepayments                                                             916              888              957
                                                                    ---------        ---------        ---------
        Total Current Assets                                           26,217           44,845           43,482
                                                                    ---------        ---------        ---------

PROPERTY, PLANT, AND EQUIPMENT                                        224,049          200,152          206,286
  Less: Accumulated Depreciation and Amortization                      65,610           59,343           60,853
                                                                    ---------        ---------        ---------
       Property, Plant, and Equipment - Net                           158,439          140,809          145,433
  Construction Work in Progress                                        24,955           21,722           25,159
                                                                    ---------        ---------        ---------
        Total Property, Plant, and Equipment                          183,394          162,531          170,592
                                                                    ---------        ---------        ---------

OTHER ASSETS
  Regulatory Assets                                                       743              310              978
  Deferred Charges                                                        572              844              859
  Prepayments                                                           1,081            1,141            1,125
  Prepaid Pension Cost                                                    180               --               --
  Merchandise Receivables Due After One Year                            4,562            5,346            5,321
                                                                    ---------        ---------        ---------
        Total Other Assets                                              7,138            7,641            8,283
                                                                    ---------        ---------        ---------
             TOTAL                                                  $ 216,749        $ 215,017        $ 222,357
                                                                    =========        =========        =========

See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                                          June 30,            September 30,
                                                                                   -----------------------     -------------
In Thousands, Except Share Data                                                      2002           2001           2001
-------------------------------                                                    --------       --------       --------
                                                                                         (Unaudited)

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                                             $  2,393       $  1,859       $  1,859
  Notes Payable                                                                       7,550         12,185         13,235
  Accounts Payable                                                                    5,489          7,260          8,739
  Dividends Declared                                                                  1,353          1,283          1,284
  Customer Deposits                                                                   1,494          1,403          1,422
  Taxes Accrued                                                                       4,953          4,585          5,981
  Interest Accrued                                                                      588            650          1,371
  Deferred Purchased Gas Adjustment                                                   3,191          3,748          4,708
  Unearned Revenue (Note 9)                                                           1,896             --             --
  Other                                                                               1,307          1,324          3,117
                                                                                   --------       --------       --------
          Total Current Liabilities                                                  30,214         34,297         41,716
                                                                                   --------       --------       --------

OTHER LIABILITIES
  Accrued Pension Cost                                                                   --            399            235
  Accrued Postretirement Benefit Cost                                                   624            877            729
  Deferred Income Taxes                                                              14,408         12,992         13,660
  Deferred Investment Tax Credits                                                       325            347            340
  Other                                                                               2,361          1,649          1,691
                                                                                   --------       --------       --------
          Total Other Liabilities                                                    17,718         16,264         16,655
                                                                                   --------       --------       --------
               Total Liabilities                                                     47,932         50,561         58,371
                                                                                   --------       --------       --------

CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
    (Authorized 10,000,000 Shares; Outstanding
      June 2002 - 5,013,000 Shares;
      June 2001 - 4,936,000 Shares;
      September 2001 - 4,937,000 Shares)                                                 50             49             49
    Capital in Excess of Par Value                                                   20,932         19,359         19,387
    Retained Earnings                                                                56,112         51,276         50,688
                                                                                   --------       --------       --------
         Total Stockholders' Equity                                                  77,094         70,684         70,124
  Minority Interest                                                                   3,524          3,180          3,270
  Long-Term Debt                                                                     88,199         90,592         90,592
                                                                                   --------       --------       --------
              Total Capitalization                                                  168,817        164,456        163,986
                                                                                   --------       --------       --------
                    TOTAL                                                          $216,749       $215,017       $222,357
                                                                                   ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months           Nine Months             Twelve Months
ENERGYSOUTH, INC.                                             Ended June 30,         Ended June 30,           Ended June 30,
                                                          --------------------    --------------------    --------------------
In Thousands, Except Per Share Data                         2002        2001        2002        2001        2002        2001
-----------------------------------                       --------    --------    --------    --------    --------    --------
OPERATING REVENUES
  Gas Revenues                                            $ 15,251    $ 15,445    $ 68,175    $ 89,630    $ 81,969    $102,751
  Merchandise Sales                                            850         652       2,633       2,248       3,373       2,920
  Other                                                        333         284       1,055       1,015       1,389       1,455
                                                          --------    --------    --------    --------    --------    --------
       Total Operating Revenues                             16,434      16,381      71,863      92,893      86,731     107,126
                                                          --------    --------    --------    --------    --------    --------

OPERATING EXPENSES
  Cost of Gas                                                3,165       5,598      20,099      47,904      24,220      51,139
  Cost of Merchandise                                          630         504       1,983       1,769       2,517       2,287
  Operations and Maintenance                                 6,337       5,224      18,544      16,780      22,710      21,728
  Depreciation                                               2,101       1,819       6,291       5,457       8,147       7,036
  Taxes, Other Than Income Taxes                             1,416       1,302       5,366       6,195       6,719       7,308
                                                          --------    --------    --------    --------    --------    --------
       Total Operating Expenses                             13,649      14,447      52,283      78,105      64,313      89,498
                                                          --------    --------    --------    --------    --------    --------
OPERATING INCOME                                             2,785       1,934      19,580      14,788      22,418      17,628
                                                          --------    --------    --------    --------    --------    --------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                          (1,963)     (2,142)     (6,064)     (5,651)     (8,186)     (6,914)
  Allowance for Borrowed Funds Used During Construction        512         669       1,491       1,069       2,144       1,078
  Interest Income                                               14         345         279       1,076         444       1,213
  Minority Interest                                           (142)       (129)       (533)       (505)       (679)       (727)
                                                          --------    --------    --------    --------    --------    --------
       TOTAL OTHER INCOME (EXPENSE)                         (1,579)     (1,257)     (4,827)     (4,011)     (6,277)     (5,350)
                                                          --------    --------    --------    --------    --------    --------
INCOME BEFORE INCOME TAXES                                   1,206         677      14,753      10,777      16,141      12,278
Income Taxes                                                   302         188       5,398       3,912       6,090       4,515
                                                          --------    --------    --------    --------    --------    --------

INCOME BEFORE EXTRAORDINARY LOSS                               904         489       9,355       6,865      10,051       7,763
                                                          --------    --------    --------    --------    --------    --------
Extraordinary Loss on Early Extinguishment of Debt
  (Net of Income Tax Benefit of $808) (Note 7)                  --          --          --      (1,423)         --      (1,423)
                                                          --------    --------    --------    --------    --------    --------
NET INCOME                                                $    904    $    489    $  9,355    $  5,442    $ 10,051    $  6,340
                                                          ========    ========    ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss                        $   0.18    $   0.10    $   1.88    $   1.40    $   2.03    $   1.58
  Extraordinary Loss on Early Extinguishment of Debt            --          --          --       (0.29)         --       (0.29)
                                                          --------    --------    --------    --------    --------    --------
       Net Income                                         $   0.18    $   0.10    $   1.88    $   1.11    $   2.03    $   1.29
                                                          --------    --------    --------    --------    --------    --------

DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss                        $   0.18    $   0.10    $   1.85    $   1.38    $   1.99    $   1.56
  Extraordinary Loss on Early Extinguishment of Debt            --          --          --       (0.29)         --       (0.29)
                                                          --------    --------    --------    --------    --------    --------
       Net Income                                         $   0.18    $   0.10    $   1.85    $   1.09    $   1.99    $   1.27
                                                          --------    --------    --------    --------    --------    --------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                      4,993       4,929       4,968       4,923       4,960       4,920
  Diluted                                                    5,098       4,992       5,060       4,981       5,045       4,974

See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (Unaudited)

                                         THREE MONTHS                NINE MONTHS                 TWELVE MONTHS
ENERGYSOUTH, INC.                     ENDED JUNE 30, 2001           ENDED JUNE 30.            ENDED JUNE 30, 2002
                                     ---------------------       ---------------------       ---------------------
In Thousands                          2002          2001          2002          2001          2002           2001
------------                         -------       -------       -------       -------       -------       -------

BALANCE AT BEGINNING OF PERIOD       $56,561       $52,070       $50,688       $49,576       $51,276       $49,906

              Net Income                 904           489         9,355         5,442        10,051         6,340
                                     -------       -------       -------       -------       -------       -------
                   Total              57,465        52,559        60,043        55,018        61,327        56,246

LESS:  DIVIDENDS                       1,353         1,283         3,931         3,742         5,215         4,970
                                     -------       -------       -------       -------       -------       -------
BALANCE AT END OF PERIOD             $56,112       $51,276       $56,112       $51,276       $56,112       $51,276
                                     =======       =======       =======       =======       =======       =======

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                                NINE MONTHS
ENERGYSOUTH, INC.                                                              ENDED JUNE 30,
                                                                          ------------------------
In Thousands                                                                2002            2001
------------                                                              --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 18,454        $ 13,102
                                                                          --------        --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
              Capital Expenditures                                         (19,303)        (33,643)
              Changes in Temporary Investments                               3,000          (4,259)
                                                                          --------        --------
                   Net Cash Used by Investing Activities                   (16,303)        (37,902)
                                                                          --------        --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
              Repayment of Long-Term Debt                                   (1,859)        (20,566)
              Proceeds from Issuance of Long-Term Debt                          --          55,000
              Changes in Short-Term Borrowings                              (5,685)          5,855
              Payment of Dividends                                          (3,931)         (3,742)
              Dividend Reinvestment                                            252             322
              Exercise of Stock Options                                      1,068             118
              Partnership Distributions                                       (278)         (1,078)
                                                                          --------        --------
                   Net Cash Provided (Used) by Financing Activities        (10,433)         35,909
                                                                          --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (8,282)         11,109
                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            18,052           8,691
                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  9,770        $ 19,800
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine-month periods ended June 30, 2002 and 2001 are not indicative of the results to be expected for the full year.

Note 4. On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas' request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million will be recorded October 1, 2002 and recovered from ratepayers evenly over a three-year period beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas' return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved.

Note 5. The Company is principally engaged in the distribution and storage of natural gas. Through Mobile Gas and SGT, the Company is engaged primarily in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama. The APSC regulates the Company's gas distribution operations. For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval.

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

For the three months ended        Natural Gas      Natural Gas
  June 30, 2002 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  13,480       $   2,816       $   1,176        $  (1,038)       $  16,434
Operating expenses                     12,193           1,161           1,333           (1,038)          13,649
Operating income (loss)                 1,287           1,655            (157)              --            2,785


For the three months ended        Natural Gas      Natural Gas
  June 30, 2001 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  14,481       $   2,004       $     937       $  (1,041)       $  16,381
Operating expenses                     13,813             771             904          (1,041)          14,447
Operating income                          668           1,233              33              --            1,934


For the nine months ended         Natural Gas      Natural Gas
  June 30, 2002 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  63,043       $   8,335       $   3,674        $  (3,189)       $  71,863
Operating expenses                     48,483           3,293           3,696           (3,189)          52,283
Operating income (loss)                14,560           5,042             (22)              --           19,580


For the nine months ended         Natural Gas      Natural Gas
  June 30, 2001 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  86,886       $   5,966        $   3,264       $  (3,223)       $  92,893
Operating expenses                     75,950           2,358            3,020          (3,223)          78,105
Operating income                       10,936           3,608              244              --           14,788
Extraordinary (Loss)                       --          (1,423)              --              --           (1,423)


For the twelve months ended       Natural Gas      Natural Gas
  June 30, 2002 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  75,785       $  10,444       $   4,748       $  (4,246)       $  86,731
Operating expenses                     59,942           4,026           4,591          (4,246)          64,313
Operating income                       15,843           6,418             157              --           22,418


For the twelve months ended       Natural Gas      Natural Gas
  June 30, 2001 (in thousands):   Distribution       Storage          Other         Eliminations     Consolidated
-------------------------------   ------------     -----------      ---------       ------------     ------------
Operating revenues                  $  98,878       $   8,125        $   4,375       $  (4,252)       $ 107,126
Operating expenses                     86,880           2,946            3,924          (4,252)          89,498
Operating income                       11,998           5,179              451              --           17,628
Extraordinary (Loss)                       --          (1,423)              --              --           (1,423)

Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 105,000 and 63,000 for the three months ended June 30, 2002 and 2001, respectively, 92,000 and 58,000 for the nine months ended June 30, 2002 and 2001, respectively, and 85,000 and 54,000 for the twelve months ended June 30, 2002 and 2001, respectively. These differences in equivalent shares are from outstanding stock options.

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

Note 8. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 is not expected to have a material impact on the Company's financial statements and will be adopted by the Company on October 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. The Company will adopt SFAS 143 on October 1, 2002. Based upon a preliminary review, the adoption of this standard is not expected to have an impact on the Company's financial statements. The requirements of this statement will be considered however if any legal obligations relating to the retirement of long-lived assets arise in the future.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144) which addresses accounting and reporting standards for long-lived assets. SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. SFAS 144 is not expected to have an impact on the Company's financial statements when adopted by the Company on October 1, 2002.

Note 9. In November 2001, Bay Gas entered into an agreement which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, of which the unamortized balance, $1,896,000, is classified as unearned revenue on EnergySouth's consolidated balance sheet and is being amortized over the remaining life of the option agreement.

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

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution and storage operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Other costs, including a return on investment, are recovered through rates approved by the APSC. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

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

RESULTS OF OPERATIONS

INCOME BEFORE EXTRAORDINARY LOSS

All earnings per share amounts referred to herein are computed on a diluted basis and all financial statement changes discussed herein for the three, nine, and twelve months ended June 30, 2002 are based upon comparative income before extraordinary loss of prior periods as shown in the table below:

                                             THREE MONTHS              NINE MONTHS             TWELVE MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,           ENDED JUNE 30,
                                        ---------------------     ---------------------     ---------------------
                                          2002         2001         2002         2001         2002         2001
                                        --------     --------     --------     --------     --------     --------
Income Before
Extraordinary Loss (in thousands)       $    904     $    489     $  9,355     $  6,865     $ 10,051     $  7,763
Diluted Earnings Per Share Before
Extraordinary Loss                      $   0.18     $   0.10     $   1.85     $   1.38     $   1.99     $   1.56

Earnings before extraordinary loss increased $415,000 or $0.08 per share, $2,490,000 or $0.47 per share, and $2,288,000 or $0.43 per share, respectively, for the three, nine, and twelve month periods ending June 30, 2002 due to increased earnings from Mobile Gas' distribution business and Bay Gas' storage and transportation business. Earnings from Mobile Gas' distribution business were positively impacted as a result of the general rate increase discussed below. Bay Gas' earnings increased due to an increase in transportation revenues and the option agreement discussed below in Natural Gas Storage. These increases in earnings were partially offset by an increase in reserves for slow moving merchandise inventory which resulted in losses from merchandising activities for the current year three and nine month periods and reduced earnings for the twelve months ending June 30, 2002. See Note 5 for financial information by business segment.

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

In May 2001, Mobile Gas also requested approval of a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities, which would allow for periodic rate adjustments in the future. The APSC conducted a hearing in May 2002 and subsequently approved Mobile Gas' RSE request. See Note 4 above for a more detailed explanation of RSE.

OPERATING REVENUES

The table below summarizes the change in operating revenues for the three, nine, and twelve- month periods ended June 30, 2002 and 2001:

                                                                             THREE MONTHS
                                                                            ENDED JUNE 30,
                                                       -------------------------------------------------------
IN THOUSANDS:                                             2002           2001          CHANGE        % CHANGE
-------------                                          ----------     ----------     ----------      ---------
Gas Revenues                                           $   15,251     $   15,445     $     (194)           (1.3)%
Merchandise Sales                                             850            652            198            30.4%
Other                                                         333            284             49            17.3%
                                                       ----------     ----------     ----------      ----------
    TOTAL OPERATING REVENUES                           $   16,434     $   16,381     $       53             0.3%
                                                       ==========     ==========     ==========      ==========

                                                                              NINE MONTHS
                                                                             ENDED JUNE 30,
                                                       -------------------------------------------------------
IN THOUSANDS:                                             2002           2001           2002            2001
-------------                                          ----------     ----------     ----------      ---------
Gas Revenues                                           $   68,175     $   89,630     $  (21,455)         (23.9)%
Merchandise Sales                                           2,633          2,248            385           17.1%
Other                                                       1,055          1,015             40            3.9%
                                                       ----------     ----------     ----------      ---------
    TOTAL OPERATING REVENUES                           $   71,863     $   92,893     $  (21,030)         (22.6)%
                                                       ==========     ==========     ==========      =========

                                                                             TWELVE MONTHS
                                                                            ENDED JUNE 30,
                                                       -------------------------------------------------------
IN THOUSANDS:                                             2002           2001           2002            2001
-------------                                          ----------     ----------     ----------      ---------
Gas Revenues                                           $   81,969     $  102,751     $  (20,782)         (20.2)%
Merchandise Sales                                           3,373          2,920            453           15.5%
Other                                                       1,389          1,455            (66)          (4.5)%
                                                       ----------     ----------     ----------      ---------
    TOTAL OPERATING REVENUES                           $   86,731     $  107,126     $  (20,395)         (19.0)%
                                                       ==========     ==========     ==========      =========

NATURAL GAS DISTRIBUTION

Revenue from the sale and transportation of gas to customers by the distribution business decreased $1,003,000 (7%), $23,878,000 (28%), and $23,151,000 (23%) for
the three, nine, and twelve-month periods ended June 30, 2002 as compared to the same prior year periods. The decrease experienced in all three periods is due primarily to a decrease in revenue from temperature-sensitive customers of $859,000 (8%), $20,992,000 (29%), and $20,249,000 (25%), respectively, for the three, nine, and twelve month periods. The decline in revenues can be attributed, in part, to the lower prices of natural gas experienced during this year's heating season as compared to last year. During the winter of fiscal year 2001, natural gas prices increased to levels which far exceeded their 10-year average. The price of natural gas has declined significantly during the first three quarters of fiscal year 2002 as compared with the prior year periods. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins or profits. Volumes delivered to temperature-sensitive customers increased approximately 5% during the three months ended June 30, 2002 as compared to the prior year due to an increase in usage per customer. Volumes delivered during the nine and twelve months ended June 30, 2002 decreased approximately 17% and 14%, respectively, due to warmer weather conditions and a slight decrease in customers served during these periods. Weather in Mobile Gas' service area during the 2001-2002 winter heating season was 3% warmer than normal and 20% warmer than the prior year heating season.

Revenue from gas sales to large commercial and industrial customers decreased $239,000 (12%), $3,014,000 (37%), and $2,796,000 (28%), respectively, for the three, nine, and twelve month periods ended June 30, 2002 due primarily to the decline in natural gas prices as discussed above. Volumes delivered to these customers during the three months ended June 30, 2002 increased approximately 14% due primarily to one customer that switched from transportation services to sales. Volumes delivered decreased 13% for each of the nine and twelve month periods ended June 30, 2002 due to a general decline in usage attributed to economic conditions and one industrial customer that used significantly more gas in the prior year periods due to unique operational needs that did not occur in the current year periods.

Gas transportation revenues, excluding Bay Gas, increased $55,000 (3%) for the three month period ended June 30, 2002 and declined $114,000 (2%) and $330,000 (4%), respectively, for the nine and twelve month periods ended June 30, 2002 as compared to the same periods in fiscal 2001. The closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry are the primary reasons for the decrease in revenues during the nine and twelve month periods. Volumes transported to customers decreased 13%, 8% and 5%, respectively, for the three, nine and twelve month periods. In addition to the International Paper closure, transportation volumes for the nine and twelve month periods ended June 30, 2002 were impacted by the Corus Group plc (Corus, formerly known as British Steel) plant closure in late October 2000. Because of minimum payment provisions of the contract with Corus, the Corus plant closure did not have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures and reduced demand associated with the pulp and paper industry was increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001 and the start-up of another co-generation facility in June 2001 to which Mobile Gas has a long-term transportation contract.

Distribution margins increased $1,439,000 (18%), $5,133,000 (15%), and
$4,916,000 (11%) for the three, nine, and twelve month periods, respectively, as compared to the same prior year periods primarily as a result of the general rate increase which became effective October 2, 2001.

The following table summarizes gas distribution margins (excluding Bay Gas) for the three, nine, and twelve-month periods ended June 30, 2002 and 2001 and the related volumes delivered (excluding Bay Gas) to customers.

                                                           THREE MONTHS               NINE MONTHS              TWELVE MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,            ENDED JUNE 30,
                                                     ----------------------    ----------------------    ----------------------
IN THOUSANDS:                                           2002         2001        2002          2001         2002         2001
-------------                                        ---------    ---------    ---------    ---------    ---------    ---------
Natural Gas Sales and Transportation Revenues        $  13,480    $  14,481    $  63,043    $  86,886    $  75,785    $  98,878
Cost of Natural Gas                                     (3,165)      (5,598)     (20,099)     (47,904)     (24,220)     (51,139)
Revenue Taxes                                             (665)        (672)      (3,089)      (4,260)      (3,716)      (4,806)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
NATURAL GAS SALES AND TRANSPORTATION MARGINS
        (EXCLUDING BAY GAS)                          $   9,650    $   8,211    $  39,855    $  34,722    $  47,849    $  42,933
                                                     =========    =========    =========    =========    =========    =========
Natural Gas Sales Volumes (Therms)
    Temperature-Sensitive Customers                      7,806        7,414       49,402       59,668       55,464       64,786
    Commercial and Industrial - Large                    2,886        2,523        8,499        9,811       11,261       12,889
                                                     ---------    ---------    ---------    ---------    ---------    ---------
Total Natural Gas Sales Volumes                         10,692        9,937       57,901       69,479       66,725       77,675
Natural Gas Transportation Volumes (Therms)             80,822       92,383      264,727      287,415      358,523      379,180
                                                     ---------    ---------    ---------    ---------    ---------    ---------
TOTAL DELIVERIES (EXCLUDING BAY GAS) (THERMS)           91,514      102,320      322,628      356,894      425,248      456,855
                                                     =========    =========    =========    =========    =========    =========

NATURAL GAS STORAGE

The construction of natural gas-fired electric generation facilities in the southeast, and specifically in the Mobile area, has provided new opportunities for EnergySouth companies to provide gas storage and transportation services. Bay Gas is currently constructing a second storage cavern. A substantial portion of the capacity of this cavern has been contracted for, through a fifteen year agreement, with Southern Company Services, Inc., an affiliate of Southern Company, as agent for certain Southern Company subsidiaries. Management currently believes that the date for commencement of operations of the second storage cavern, originally anticipated to be in December 2002, will be no later than April 1, 2003. The Company does not expect the delayed commencement of operations to have a material effect on its financial condition or results of operations.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has completed construction of two major pipelines. Construction was completed in fiscal 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was completed in November 2001 of a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's (Gulf South) high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

Bay Gas' storage and transportation revenues (excluding revenues received from Mobile Gas) increased $810,000 (83%), $2,421,000 (88%), and $2,369,000 (61%),
respectively, for the three, nine, and twelve month periods ended June 30, 2002 compared to the corresponding prior year periods. Contributing to the increase was transportation of natural gas to Phase I of Alabama Power's Plant Barry co-generation facility which became operational in June 2000 and the completion of Phase II of Alabama Power's gas-powered generating facility at Plant Barry in June 2001. Additionally, in November 2001, Bay Gas began transporting gas under another long-term contract upon completion of the new 24-inch, 18 mile pipeline that connects Bay Gas to Gulf South's high pressure pipeline. Bay Gas also entered into an agreement in November 2001 which grants an option to transport additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement that is being amortized over a nineteen-month option period.

MERCHANDISING REVENUES

Merchandising sales revenues increased $198,000 (30%), $385,000 (17%), and $453,000 (16%) for the three, nine, and twelve months ended June 30, 2002 as compared to the same periods last year due, in part, to an increase in the sale of natural gas generators and increased sales from the specialty stores.

OTHER REVENUES

Other operating revenues consist primarily of interest income from the financing of merchandise sales that occur at the Company and through trade programs. Other revenues also include revenues from engineering consulting, pipeline corrosion protection services and gas marketing services. Other revenues increased $49,000 (17%) and $40,000 (4%), respectively, for the three and nine month periods ended June 30, 2002 and decreased $66,000 (5%) for the twelve month period end June 30, 2002. The increase during the three and nine month period was due to a general increase in the various categories outlined above. The twelve-month decrease was due to a decline in revenues associated with pipeline corrosion protection services and a decline in financing of merchandise sales.

OPERATING EXPENSES

Operations and maintenance (O&M) expenses increased $1,113,000 (21%), $1,764,000 (11%), and $982,000 (5%), respectively, for the three, nine, and twelve month periods ended June 30, 2002, as a result of the following: an increase in reserves for slow moving merchandise inventory of $366,000, an increase in the liability for deferred director fees of $227,000 as a result of the increase in market value of EnergySouth stock at June 30, 2002, and unscheduled repairs of $95,000 on one of Bay Gas' compressors. Also contributing to the increase in O&M expenses was an increase in payroll and payroll related costs, the expansion of Bay Gas' operations and the expansion of other businesses including the opening of a second specialty store, the relocation of one specialty store, and the start-up of sales of natural gas generators.

Increases in depreciation expense for the three, nine, and twelve month periods were due to increased investment in property, plant and equipment from Mobile Gas' and Bay Gas' capital expansion projects.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $114,000 (9%) for the three month period ended June 30, 2002 due primarily to an increase in ad valorem taxes and declined $829,000 (13%), and $589,000 (8%) for the nine and twelve months ended June 30, 2002 due primarily to decreases in business license taxes associated with a decline in gas revenues.

OTHER INCOME AND EXPENSES

Interest expense decreased $179,000 (8%) for the three-month period ended June 30, 2002 due to a decline in the average short term borrowing rate and a decline in outstanding debt during the period. Interest expense increased $413,000 (7%) and $1,272,000 (18%), respectively, for the nine and twelve month periods ended June 30, 2002 due primarily to the issuance of $55 million of Bay Gas Senior Secured Notes (see "Liquidity and Capital Resources" below) in December 2000.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $157,000 (23%) for the three months ended June 30, 2002, primarily due to the completion of Bay Gas' pipeline projects and a decline in Mobile Gas' capital expenditures, and increased for the nine and twelve months ended June 30, 2002 by $422,000 (39%) and $1,066,000 (99%), respectively, due primarily to the construction of Bay Gas' second storage cavern and pipeline projects.

Interest income decreased $331,000 (96%), $797,000 (74%), and $769,000 (63%) for
the three, nine, and twelve month periods ended June 30, 2002 due primarily to a decline in the amount of the unused portion of debt issuance proceeds of Bay Gas available for investment.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas and SGT partnerships, of which EnergySouth's subsidiaries hold controlling interests. Minority interest increased $13,000 (10%) and $28,000 (6%), respectively, for the three and nine month periods ended June 30, 2002 compared to the same periods in 2001. The three-month increase was due to increased pre-tax earnings from both Bay Gas and SGT; however, for the nine-month period, Bay Gas' improved earnings were partially offset by a decline in SGT earnings. For the twelve month period, minority interest decreased $48,000 (7%) due partially to a decrease in pre-tax earnings from SGT and due to the reduction in Olin Corporation's limited partnership interest in Bay Gas from 12.5% to 9.1% in December 2000.

Income tax expense fluctuates with the changes in income before income taxes. Income tax expense increased $114,000 (61%), $1,486,000 (38%), and $1,575,000
(35%) for the three,
nine, and twelve month periods ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Operating activities provided cash of $18,454,000 and $13,102,000, respectively, for the nine months ended June 30, 2002 and 2001. The increase in cash flow from operating activities provided $5,352,000 more than the prior year due primarily to an increase in net income, a decline in accounts receivable, and the option payment Bay Gas received during the first quarter of 2002 classified as unearned revenue, all of which were partially offset by a decrease in accounts payable and other liabilities.

Cash used by investing activities reflects the capital-intensive nature of the Company's business. Investing activities used cash of $16,303,000 and $37,902,000, respectively, for the nine months ended June 30, 2002 and 2001. In addition to the Company's regular construction program for the distribution business, Bay Gas completed two pipeline projects and Mobile Gas completed expansion projects in fiscal 2001 which included providing transportation services to a new co-generation facility and a 10-mile pipeline that expanded its system into Baldwin County. Bay Gas' temporary investments of $3.0 million from the unused proceeds of the December 2000 debt issuance matured in December 2001.

Financing activities used cash of $10,433,000 for the nine-month period ended June 30, 2002. For the nine months ended June 30, 2002, the pay-down of short term borrowings, scheduled payments of long term debt, and the payment of quarterly dividends account for the $10,433,000 cash used. For the nine months ended June 30, 2001, financing activities provided cash of $35,909,000. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes are being used in part by Bay Gas to construct the second natural gas storage cavern, pipelines, and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of the existing debt incurred to construct that storage cavern. In connection with the early payoff of the existing debt, Bay Gas incurred an extraordinary loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

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

The Company also has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. The Company has a gas supply strategy in which it enters into long-term purchase contracts to lock in prices for a majority of its expected gas sales during the winter heating seasons.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations, current cash equivalents remaining from the Bay Gas $55,000,000 debt issue, the issuance of First Mortgage Bonds by Mobile Gas, and when needed, borrowings under the Company's revolving line of credit agreement. In July 2002, Mobile Gas received approval from the APSC to issue $12,000,000 of 6.9% First Mortgage Bonds to be amortized over 15 years. It is anticipated that these bonds will be issued in August 2002. The proceeds will be used to pay off all current short-term borrowings with remaining funds used to finance ongoing capital and operational needs.

At June 30, 2002, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and other long-term loan agreements. The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. The Company is currently in compliance with all such covenants and none of these requirements and restrictions are expected to have a significant impact on the Company's ability to meet its short-term cash needs.

The table below summarizes the Company's contractual obligations and commercial commitments as of June 30, 2002:

                                                                                         FISCAL YEARS
TYPE OF CONTRACTUAL          FISCAL YEAR    FISCAL YEAR    FISCAL YEAR   FISCAL YEAR       2006 AND
OBLIGATIONS (IN THOUSANDS):     2002           2003           2004          2005          THEREAFTER
--------------------------- ------------   ------------   ------------   ------------   ------------
SHORT-TERM BORROWINGS       $      3,575   $         --   $         --   $         --   $         --
LINE OF CREDIT                        --          3,975             --             --             --
LONG-TERM DEBT                        --          3,433          5,496          5,702         75,961
GAS SUPPLY CONTRACTS               1,613         13,699          5,364          5,360         31,924


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



ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002 the Company had approximately $88.2 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2001 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)      Exhibit No.        Description
                -----------        -----------

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

       (b)      Reports on Form 8-K

                During the quarter for which this report is filed, the Company filed no reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ENERGYSOUTH, INC.
                                                      (Registrant)


Date: August 13, 2002                              /s/ John S. Davis
      ---------------                     ------------------------------------
                                                    John S. Davis
                                                    President and
                                               Chief Executive Officer



Date: August 13, 2002                            /s/ Charles P. Huffman
      ---------------                     ------------------------------------
                                                    Charles P. Huffman
                                                Senior Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief
            Executive Officer

99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief
            Financial Officer