Form 10-K
period 2002-09-30
ENERGYSOUTH INC
filed 2002-12-20
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

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
                               ------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 6, 2002) was approximately $138,218,396.

         As of December 6, 2002, there were 5,052,673 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 31, 2003 are incorporated by reference into Part III.

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

         Mobile Gas was incorporated under the laws of the State of Alabama in 1933. Mobile Gas is engaged in the purchase, distribution, sale and transportation of natural gas to approximately 100,000 residential, commercial and industrial customers in Southwest Alabama, including the City of Mobile. Mobile Gas' service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

         EnergySouth Services, Inc. ("Services") was incorporated in March 1983. Through Services, the Company provides contract and consulting work for utilities and industrial customers. Services owns a 51% interest in Southern Gas Transmission Company ("SGT"), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc ("ARP"). During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Gulf South Pipeline Company ("Gulf South") near Flomaton, Alabama to the facilities of ARP in Claiborne, Alabama.

         MGS Marketing Services, Inc. ("Marketing") was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

         In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

         MGS Storage Services, Inc. ("Storage") was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2002 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation ("Olin"). Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

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

         For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2002, 2001, and 2000, see Note 10 to the Consolidated Financial Statements.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2002, approximately 59% of the Company's gas revenues were derived from residential sales, 14% from small commercial and industrial sales, 8% from large commercial and industrial sales, 13% from transportation services, and 6% from storage and miscellaneous services. Residential sales in fiscal 2002 accounted for approximately 4% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 1%, 1% and 94%, respectively. The ten largest customers of the Company accounted for approximately 18% of the Company's gross margin in fiscal 2002, with the largest accounting for approximately 4%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income on page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data" below.

         EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the Central Gulf Coast and the developing gas-fired electric generation markets in the lower Southeast region of the United States. Mobile Gas provides transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities, one of which has been recently expanded. During fiscal 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During fiscal 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas is currently developing a second underground storage cavern as discussed in "Gas

Storage" below. While there are no current reported plans for additional gas-fired electric generation facilities in the Company's immediate service area, industry projections indicate Florida utilities plan to add in excess of 10,000 megawatts of gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, is well positioned to serve the storage needs of that market. There can be no assurances that additional caverns will be constructed.

GAS SUPPLY

         The Company is directly connected to four natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with two of these producers. For the fiscal year ended September 30, 2002, the Company obtained approximately 64% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for peak day needs of 10,000 MMBtu/day until October 31, 2003, and 13,000 MMBtu/day until June 30, 2003, through the direct connections with the Duke and Shell processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011.

GAS STORAGE

         Construction of the current Bay Gas storage cavern and facilities was completed in 1994. At September 30, 2002, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately 1.2 million MMBtu of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.0 million MMBtu, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission Company and Gulf South which provide access to interstate markets.

         In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately 40% of the working storage capacity of the existing cavern for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 2002, the storage facility's injection capacity ranged from 35,000 to 50,000 MMBtu/day, depending upon cavern pressure, and the withdrawal capacity was 260,000 MMBtu/day.

         In order to provide storage services under the terms of the contract with Southern Company Services, Inc., Bay Gas is developing a second underground storage cavern. The second cavern is being constructed in two phases at a total cost of approximately $35 million. Phase I, which is scheduled for completion by March 31, 2003, would more than double Bay Gas' existing natural gas storage capacity and provide sufficient working capacity for Bay Gas to provide storage services under its contract with Southern Company Services, Inc. Phase II, which would expand the cavern without interruption of storage operations to its planned ultimate working storage capacity of 4.0 million MMBtu, is intended to be completed in fiscal year 2004. In order to accommodate new transportation customers, Bay Gas has completed construction on two new pipelines to expand and/or extend its existing pipeline at a cost of approximately $20 million. One project, which was completed in fiscal 2001, has added approximately 11 miles of 20-inch pipeline that parallels the northern half of the Bay Gas existing 20-inch main line. The second project, which was completed in November 2001, has added 18 miles of 24-inch pipeline that connects the current south end of Bay Gas' existing line with Gulf South's interstate pipeline.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation" below.

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

RATES AND REGULATION

         The natural gas distribution operations of Mobile Gas are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates have historically been determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Since December 1, 1995, Mobile Gas has also been allowed to recover costs associated with its replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by Mobile Gas are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, pipeline safety, accounting, and other matters. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, designed to increase annual gas revenues by approximately $7.8 million which will allow the Company the opportunity to earn a rate of return on equity of 13.6%.

         On June 10, 2002, the APSC approved Mobile Gas' request for the Rate Stabilization and Equalization ("RSE") rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance ("O&M") expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

         In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve ("ESR"), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million has been recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas' return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved.

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

         Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

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

SEASONAL NATURE OF BUSINESS

         The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and Regulation", the application of a temperature rate adjustment in customers' bills beginning in November 1996 has helped to level out the effects of temperature extremes on results of operations.

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

         The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. In addition, the Company has held discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management is conducting a "Brownsfield" evaluation of the property. It is anticipated that this assessment will be completed in the fourth quarter of fiscal 2004. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has, therefore, established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

EMPLOYEES

         Mobile Gas employed 284 full-time employees as of September 30, 2002. Of these, approximately 35% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2002 Bay Gas employed 11 full-time employees. The Company believes that it enjoys generally good labor relations.

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

         The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located in Alabama's Monroe and Escambia Counties. Bay Gas' transmission plant consists of two pipelines totaling approximately 29 miles and related surface equipment which are located in Alabama's Mobile and Washington Counties. The transmission plants are located on easements or rights-of-way.

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

         Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2002.

Item 3. Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.


Item 4a. Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company for terms expiring in January 2003.

                                                       Business Experience
Name, Age, and Position                                During Past 5 Years
-----------------------                                -------------------
W. G. Coffeen, III, 56                                 Appointed in December 2000;
Senior Vice President of Operations                    Previously: Vice President of
and Marketing - EnergySouth, Inc.                      Corporate Development and
                                                       Planning - EnergySouth, Inc. (1998
                                                       - 2000)

Senior Vice President of Operations and                Appointed in December 2000;
Marketing - Mobile Gas Service Corporation;            Previously: Vice President -
Director and President - EnergySouth Services,         Corporate Development and

Inc.; Director and President - MGS Marketing            Planning - Mobile Gas Service
Services, Inc.                                          Corporation; Director/Vice President
                                                        - MGS Marketing Services, Inc.;
                                                        Vice President - MGS Storage
                                                        Services, Inc. (1998 - 2000)
                                                        Appointed in 1998; Previously: Vice
                                                        President - Marketing, Mobile Gas
                                                        Service Corporation (1986 - 1998)


Charles P. Huffman, 49                                  Appointed in December 2000;
Senior Vice President and Chief Financial Officer       Previously: Vice President, Chief
- EnergySouth, Inc.                                     Financial Officer, and Treasurer -
                                                        EnergySouth, Inc. (1998 - 2001)

Senior Vice President and Chief Financial Officer       Appointed in December 2000;
- Mobile Gas Service Corporation; Vice                  Previously: Vice President, Chief
President and Chief Financial Officer -                 Financial Officer, Treasurer, and
EnergySouth Services, Inc.; Director, Vice              Assistant Secretary - Mobile Gas
President and Chief Financial Officer - MGS             Service Corporation; Vice
Marketing Services, Inc.; Director, Vice President      President/Treasurer - EnergySouth
and Chief Financial Officer - MGS Storage               Services, Inc.; Director/Vice
Services, Inc.                                          President/Treasurer - MGS Storage
                                                        Services, Inc.; Director/Vice
                                                        President/Treasurer - MGS
                                                        Marketing Services, Inc. (1998 -
                                                        2001)


G. Edgar Downing, Jr., 46 *                             Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

Secretary, General Counsel and Vice President           Appointed in 1998; Previously: Vice
of Administration - Mobile Gas Service                  President, Secretary and General
Corporation; Director, Vice President and               Counsel - Mobile Gas Service
Secretary - EnergySouth Services, Inc,; Director,       Corporation (1994 - 1998)
Vice President and Secretary - EnergySouth
Services, Inc.; Vice President and Secretary -
MGS Marketing Services, Inc.; Director, Vice
President and Secretary - MGS Storage
Services, Inc.

Susan P. Stringer, 41                                  Appointed in December 2000
Vice President and Controller - EnergySouth,
Inc.

Vice President and Controller - Mobile Gas             Appointed in December 2000;
Service Corporation                                    Previously: Director - Financial
                                                       Reporting - Mobile Gas Service
                                                       Corporation (2000); Manager -
                                                       Financial Reporting - Mobile Gas
                                                       Service Corporation (1999 - 2000);
                                                       Accounting Manager - Mobile Gas
                                                       Service Corporation (1998 - 1999);
                                                       Treasury Manager - Mobile Gas
                                                       Service Corporation (1995 - 1998)


LaBarron N. McClendon, 38                              Appointed in December 2001
Vice President Human Resources -
EnergySouth, Inc.

Vice President Human Resources - Mobile Gas            Appointed December 2001;
Service Corporation                                    Previously: Director Human
                                                       Resources - Mobile Gas Service
                                                       Corporation (1999 - 2001); Manager
                                                       Human Resources - Mobile Gas
                                                       Service Corporation (1998 - 1999);
                                                       Employee Relations Administrator -
                                                       Mobile Gas Service Corporation
                                                       (1997 - 1998)


Daniel T. Ford, 37                                     Appointed in June 2002
Treasurer - EnergySouth, Inc.

Treasurer - Mobile Gas Service Corporation;            Appointed June 2002; Previously:
Treasurer - EnergySouth Services, Inc.;                Director Rates and Analysis - Mobile
Treasurer - MGS Marketing Services, Inc.;              Gas Service Corporation (2000 -
Treasurer - MGS Storage Services, Inc.                 2002); Manager Rates and Analysis
                                                       - Mobile Gas Service Corporation
                                                       (1997 - 2000)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 6, 2002 there were 1,378 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                          Per Share
                      Dividends Declared                       Closing Price Range
                      ------------------     -------------------------------------------------------
Fiscal Year
Quarter Ended            2002     2001               2002                             2001
-------------           ------   ------      ---------------------         -------------------------
                                               High          Low             High              Low
                                             --------      -------         --------          -------
December 31             $ .260   $ .250      $ 24.860      $21.050         $ 23.000          $18.250
March 31                  .260     .250        28.250       22.050           21.938           20.500
June 30                   .270     .260        33.750       24.750           23.250           20.370
September 30              .270     .260        33.950       22.760           23.375           20.360

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

ITEM 6 - ENERGYSOUTH, INC. - SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

YEARS ENDED SEPTEMBER 30,                                             2002            2001            2000               1999
-------------------------                                          -----------     -----------     -----------        ----------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                       $    81,560     $   103,424     $    69,714        $   63,889
Merchandise Sales                                                        3,499           2,966           2,913             2,827
Other                                                                    1,360           1,369           1,470             1,344
                                                                   -----------     -----------     -----------        ----------
TOTAL OPERATING REVENUES                                           $    86,419     $   107,759     $    74,097        $   68,060
                                                                   -----------     -----------     -----------        ----------

INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE                    $    10,231     $     7,561     $     8,792        $    8,624
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
  Extraordinary Loss on Early Extinguishment of Debt                                    (1,423)                             (349
  Cumulative Effect of Changes in Accounting Principles
                                                                   -----------     -----------     -----------        ----------
NET INCOME                                                         $    10,231     $     6,138     $     8,792        $    8,275
                                                                   -----------     -----------     -----------        ----------
  Preferred Stock Dividends
                                                                   -----------     -----------     -----------        ----------
  Earnings Applicable to Common Stock                              $    10,231     $     6,138     $     8,792        $    8,275
  Cash Dividends Per Share of Common Stock (1)                     $      1.06     $      1.02     $      0.97        $     0.91
                                                                   -----------     -----------     -----------        ----------
BASIC EARNINGS PER SHARE OF COMMON STOCK (1):
  Income Before Extraordinary Loss and Cumulative Effect
    of Changes in Accounting Principles                            $      2.06     $      1.54     $      1.79        $     1.77
  Net Income (1)                                                   $      2.06     $      1.25     $      1.79        $     1.70
                                                                   -----------     -----------     -----------        ----------
DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
  Income Before Extraordinary Loss and Cumulative Effect
     of Changes in Accounting Principles                           $      2.03     $      1.52     $      1.78        $     1.75
  Net Income (1)                                                   $      2.03     $      1.23     $      1.78        $     1.68
                                                                   -----------     -----------     -----------        ----------
AVERAGE COMMON SHARES OUTSTANDING (1):
                                                                   -----------     -----------     -----------        ----------
  Basic (1)                                                              4,967           4,926           4,904             4,884
  Diluted (1)                                                            5,046           4,987           4,944             4,933
                                                                   -----------     -----------     -----------        ----------
Total Assets                                                       $   221,474     $   222,357     $   167,380        $  173,635
Long-Term Debt                                                     $    98,645     $    90,592     $    55,222        $   58,017
                                                                   -----------     -----------     -----------        ----------
STATISTICAL
GAS REVENUE (IN THOUSANDS):
 Sales:
                                                                   -----------     -----------     -----------        ----------
  Residential                                                      $    47,839     $    65,394     $    41,750        $   39,575
  Commercial and Industrial - Small                                     11,105          15,499           9,433             8,613
  Commercial and Industrial - Large                                      6,436          10,060           6,316             5,242
 Transportation                                                         10,834           9,594           9,336             8,215
 Storage (other than intercompany)                                       4,383           2,134           2,153             1,689
 Other                                                                     963             743             726               555
                                                                   -----------     -----------     -----------        ----------
     Total                                                         $    81,560     $   103,424     $    69,714        $   63,889
                                                                   -----------     -----------     -----------        ----------
DELIVERY TO CUSTOMERS (IN THOUSAND THERMS):
 Gas Sales:
  Residential                                                           42,651          51,415          43,014            39,866
  Commercial and Industrial - Small                                     12,717          14,318          12,590            11,781
  Commercial and Industrial - Large                                     10,679          12,570          12,860            11,683
 Transportation                                                        978,985         790,741         611,541           357,183
                                                                   -----------     -----------     -----------        ----------
     Total                                                           1,045,032         869,044         680,005           420,513
                                                                   -----------     -----------     -----------        ----------
CUSTOMERS BILLED (PEAK MONTH):
                                                                   -----------     -----------     -----------        ----------
 Residential                                                            93,563          94,948          95,131            95,022
 Commercial and Industrial - Small                                       5,153           5,197           5,256             5,282
 Commercial and Industrial - Large                                          80              89              95                92
 Transportation                                                             37              43              37                37
                                                                   -----------     -----------     -----------        ----------
     Total                                                              98,833         100,277         100,519           100,433
                                                                   -----------     -----------     -----------        ----------
Degree Days (2)                                                          1,577           1,978           1,379             1,196

NUMBER OF EMPLOYEES (END OF PERIOD)                                        295             300             291               280

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

YEARS ENDED SEPTEMBER 30,                                        1998        1997        1996        1995        1994        1993
                                                              ----------  ----------  ----------  ----------  ----------  ----------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                                  $   70,740  $   69,622  $   68,334  $   56,204  $   60,470  $   54,291
Merchandise Sales                                                  2,920       2,678       2,674       2,576       2,514       2,199
Other                                                              1,329       1,281       1,224         788         774       1,066
                                                              ----------  ----------  ----------  ----------  ----------  ----------
TOTAL OPERATING REVENUES                                      $   74,989  $   73,581  $   72,232  $   59,568  $   63,758  $   57,556
                                                              ----------  ----------  ----------  ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE               $    8,417  $    8,126  $    8,631  $    4,028  $    4,893  $    4,920
       EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
     Extraordinary Loss on Early Extinguishment of Debt
     Cumulative Effect of Changes in Accounting Principles
                                                              ----------  ----------  ----------  ----------  ----------  ----------
NET INCOME                                                    $    8,417  $    8,126  $    8,631  $    4,028  $    4,893  $    4,920
                                                              ----------  ----------  ----------  ----------  ----------  ----------
     Preferred Stock Dividends                                                                                $        5  $       29
     Earnings Applicable to Common Stock                      $    8,417  $    8,126  $    8,631  $    4,028  $    4,888  $    4,891
     Cash Dividends Per Share of Common Stock (1)             $     0.84  $     0.78  $     0.74  $     0.70  $     0.68  $     0.64
                                                              ----------  ----------  ----------  ----------  ----------  ----------
BASIC EARNINGS PER SHARE OF COMMON STOCK (1):

     Income Before Extraordinary Loss and Cumulative Effect   ----------  ----------  ----------  ----------  ----------  ----------
              of Changes in Accounting Principles             $     1.73  $     1.68  $     1.79  $     0.84  $     1.18  $     1.19
     Net Income (1)                                           $     1.73  $     1.68  $     1.79  $     0.84  $     1.18  $     1.19
                                                              ----------  ----------  ----------  ----------  ----------  ----------
DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Extraordinary Loss and Cumulative Effect
              of Changes in Accounting Principles             $     1.71  $     1.66  $     1.78  $     0.84  $     1.18  $     1.19
     Net Income (1)                                           $     1.71  $     1.66  $     1.78  $     0.84  $     1.18  $     1.19
                                                              ----------  ----------  ----------  ----------  ----------  ----------
AVERAGE COMMON SHARES OUTSTANDING (1):
                                                              ----------  ----------  ----------  ----------  ----------  ----------
  Basic (1)                                                        4,865       4,844       4,826       4,812       4,128       4,100
  Diluted (1)                                                      4,926       4,881       4,838       4,812       4,128       4,100
                                                              ----------  ----------  ----------  ----------  ----------  ----------
Total Assets                                                  $  166,541  $  161,857  $  150,779  $  136,567  $  134,529  $  116,839
Long-Term Debt                                                $   58,979  $   63,580  $   54,509  $   57,328  $   59,047  $   60,416
                                                              ----------  ----------  ----------  ----------  ----------  ----------
STATISTICAL
GAS REVENUE (IN THOUSANDS):
  Sales:
                                                              ----------  ----------  ----------  ----------  ----------  ----------
    Residential                                               $   44,725  $   44,330  $   43,929  $   36,106  $   40,535  $   35,204
    Commercial and Industrial - Small                              9,208       8,948       8,348       6,813       7,209       6,170
    Commercial and Industrial - Large                              6,784       7,638       7,914       6,151       6,188       6,403
  Transportation                                                   8,210       6,886       6,571       6,172       5,881       5,927
  Storage (other than intercompany)                                1,204       1,176         926         245          13
  Other                                                              609         644         646         717         644         588
                                                              ----------  ----------  ----------  ----------  ----------  ----------
      Total                                                   $   70,740  $   69,622  $   68,334  $   56,204  $   60,470  $   54,292
                                                              ----------  ----------  ----------  ----------  ----------  ----------
DELIVERY TO CUSTOMERS (IN THOUSAND THERMS):
  Gas Sales:
                                                              ----------  ----------  ----------  ----------  ----------  ----------
    Residential                                                   51,493      48,099      59,403      47,992      56,100      50,046
    Commercial and Industrial - Small                             13,231      12,338      14,148      11,669      12,463      11,072
    Commercial and Industrial - Large                             15,169      16,975      23,252      19,536      19,045      23,012
  Transportation                                                 335,905     284,248     279,798     274,859     253,702     237,499
                                                              ----------  ----------  ----------  ----------  ----------  ----------
      Total                                                      415,798     361,660     376,601     354,056     341,310     321,629
                                                              ----------  ----------  ----------  ----------  ----------  ----------
CUSTOMERS BILLED (PEAK MONTH):
                                                              ----------  ----------  ----------  ----------  ----------  ----------
  Residential                                                     95,443      95,446      95,338      94,822      94,424      91,936
  Commercial and Industrial - Small                                5,305       5,267       5,257       5,235       5,195       4,812
  Commercial and Industrial - Large                                   97         101         105         108         106         105
  Transportation                                                      30          30          30          29          31          30
                                                              ----------  ----------  ----------  ----------  ----------  ----------
      Total                                                      100,875     100,844     100,730     100,194      99,756      96,883
                                                              ----------  ----------  ----------  ----------  ----------  ----------
Degree Days (2)                                                    1,889       1,487       2,030       1,331       1,837       1,611
NUMBER OF EMPLOYEES (END OF PERIOD)                                  281         276         276         275         260         243

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

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

Earnings per share on a comparative basis increased $0.51, up 34% from fiscal year 2001, due to increased earnings from both Mobile Gas' distribution business and Bay Gas' storage and transportation services. Fiscal year 2001 earnings declined approximately 14.6% as compared to fiscal 2000. Although increased earnings from natural gas storage and transportation operations at Bay Gas produced a positive impact on fiscal 2001 earnings, this increase was more than offset by a decrease in the earnings of the Company's distribution and other businesses. Financial information by business segment is shown in Note 10 to the Consolidated Financial Statements.

The Company's natural gas distribution business contributed increased earnings of $0.39 per share during fiscal 2002, primarily from its Mobile Gas subsidiary. Mobile Gas' earnings were positively impacted by an increase in margins as a result of a general rate increase effective October 2, 2001. Increased margins were slightly offset by an increase in depreciation expense due to additional plant placed in service and were negatively impacted to a greater extent by an increase in operating and maintenance expenses.

The Company's natural gas storage business, operated by Bay Gas, contributed increased earnings of $0.17 per share for the year ended September 30, 2002, due in part to increased transportation revenues and the consideration received for an option agreement to transport additional volumes, over and above contracted volumes. Increased revenues were partially offset by an increase in maintenance costs for repairs to a compressor, depreciation expense due to expansion projects completed and placed into service, and increased net interest expense.

Offsetting the gains made by the distribution and storage businesses, earnings from other business operations declined $0.05 per share as compared to fiscal year 2001 due primarily to the liquidation of generator inventories and reserves for slow moving merchandise inventory.

NATURAL GAS DISTRIBUTION

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Other costs, including a return on investment, are recovered through rates approved by the APSC. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995 to recover increases in these other costs. The APSC approved new base rates, effective October 2, 2001, which are designed to increase annual gas revenues by approximately $7.8 million.

Mobile Gas also requested approval of a Rate Stabilization and Equalization
(RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. The APSC conducted a hearing in May 2002 and subsequently approved an RSE tariff for Mobile Gas. See Note 2 to the Consolidated Financial Statements for a more detailed explanation.

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

The table below summarizes operating revenues, margins and volumes by customer class for fiscal 2002, 2001 and 2000:

NATURAL GAS DISTRIBUTION

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)      2002          2001          2000
                                           ----------    ----------    ----------
REVENUE (BEFORE ELIMINATIONS)
  Residential                              $   47,839    $   65,395    $   41,750
  Commercial and Industrial - Small            11,105        15,499         9,433
                                           ----------    ----------    ----------
 Total Temperature Sensitive Revenue           58,944        80,894        51,183
                                           ----------    ----------    ----------

  Commercial and Industrial - Large             6,436        10,060         6,316
  Transportation (includes SGT revenues)        7,930         7,957         8,567
  Other                                           980           717           727
                                           ----------    ----------    ----------

TOTAL NATURAL GAS DISTRIBUTION REVENUE     $   74,290    $   99,628    $   66,793
                                           ==========    ==========    ==========

Cost of Natural Gas                           (26,460)      (56,296)      (24,126)

Revenue Taxes                                  (3,640)       (4,887)       (2,657)
                                           ----------    ----------    ----------

NATURAL GAS DISTRIBUTION SALES
 AND TRANSPORTATION MARGINS                $   44,190    $   38,445    $   40,010
                                           ==========    ==========    ==========

DELIVERIES (THERMS)
  Residential                                  42,651        51,415        43,014
  Commercial and Industrial - Small            12,717        14,318        12,590
                                           ----------    ----------    ----------
 Total Temperature Sensitive Deliveries        55,368        65,733        55,604
                                           ----------    ----------    ----------

  Commercial and Industrial - Large            10,679        12,570        12,860
  Transportation (including SGT volumes)      382,884       382,213       410,685
                                           ----------    ----------    ----------

TOTAL NATURAL GAS DISTRIBUTION VOLUMES        448,931       460,516       479,149
                                           ==========    ==========    ==========

Natural Gas Distribution revenues declined $25,338,000 (25%) during fiscal 2002 as compared to fiscal 2001 due primarily to a return to more normal pricing after the dramatic rise of natural gas prices experienced in fiscal 2001. During the winter of fiscal 2001 natural gas prices increased to levels which far exceeded their 10-year average. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins. The 49% increase in distribution revenue in fiscal 2001 versus 2000 was directly attributable to the increase in gas prices and colder weather conditions.

Another contributing factor to the decline in revenues in fiscal 2002 compared to 2001 is the impact of weather on customers' usage. Temperatures during the fiscal 2001 winter heating season were 20% colder than normal and 44% colder than the prior year. As a result of the colder temperatures, volumes delivered to temperature-sensitive customers increased in fiscal 2001 as compared to fiscal 2000 by 18%. Temperatures during the fiscal 2002 heating season were 20% warmer than last year and 4% warmer than normal, which partially accounts for the 16% decline in volumes delivered to temperature-sensitive customers.

Also contributing to the decline in revenues and volumes in fiscal 2002 was a 1.5% decline in the average number of temperature-sensitive customers during the 2002 heating season. Some customers who terminated service during and after the fiscal 2001 heating season, when gas bills were unusually high, did not reestablish service during the 2002 heating season. In the later months of the 2002 fiscal year, however, Mobile Gas began to experience moderate increases in customers compared to the prior year months.

Revenue from the transportation of gas to commercial and industrial customers by the distribution business decreased $27,000 in fiscal 2002. The closure of the International Paper plant in late December 2000 and a decrease in volumes transported to other plants in the pulp and paper industry were the primary reason for the decrease in revenues during the 2001 fiscal year. In addition to the International Paper closure, transportation volumes in fiscal 2001 were impacted by the Corus Group plc (Corus, formerly known as British Steel) plant closure in late October 2000. Because of minimum payment provisions of the contract with Corus, the Corus plant closure did not have a significant impact on transportation revenues. Partially offsetting the decline in transportation volumes as a result of these plant closures and reduced demand associated with the pulp and paper industry was increased demand from other customers such as Alabama Power's new gas-powered co-generation facility that became fully operational in the first quarter of fiscal year 2001 and the start-up of another gas-powered generation facility in June 2001 with which Mobile Gas has a long-term transportation contract.

Other revenues increased $263,000 (37%) for fiscal 2002 due primarily to increases in charges for connection, collection, and bad debt fees which went into effect October 2, 2001.

Natural gas distribution margins increased $5,745,000 (15%) for fiscal 2002 primarily as a result of the general rate increase which became effective October 2, 2001. The increase in margins realized in fiscal 2002 was less than the amount anticipated from the rate increase due to the decline in volumes delivered to customers discussed above. Margins decreased $1,565,000 (4%) for fiscal 2001 primarily due to decreased volumes delivered to transportation customers.

Operations and maintenance (O&M) expenses increased $2,051,000 (12%) for fiscal year 2002 due to an increase in payroll and payroll related costs, an increase in outside contractor expenses associated with maintaining the distribution system, an increase in insurance costs related to property and liability coverages, and an increase in bad debt expense. O&M expenses decreased $216,000 (1%) in fiscal 2001 due partially to a decrease in expenses related to providing future health benefits to employees on long-term disability and a decrease in legal fees and advertising expenses.

Depreciation expense increased $458,000 (7%) for fiscal 2002 and $447,000 (8%) for fiscal 2001 due to Mobile Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $1,202,000 for fiscal 2002 and increased $1,905,000 in fiscal 2001 due primarily to fluctuations in business license taxes associated with gas revenue.

Interest expense decreased $238,000 in 2002 compared to 2001 due to a decrease in short-term borrowings and a decline in short term borrowing rates in fiscal 2002 as compared to fiscal 2001. During fiscal 2001, the twelve-month average interest rate on short-term borrowings was 6.62% compared to a twelve-month average in fiscal 2002 of 3.69%. During fiscal 2001, the Company's short-term borrowings increased $6,905,000 under the line of credit due to the negative cash flow impact associated with higher accounts receivable balances, higher natural gas prices, and expansion projects. Over the course of fiscal 2002, the Company was able to repay all available short-term borrowings through increased cash flows generated from operating activities and the issuance in August 2002 of $12.0 million 6.9% First Mortgage Bonds. A portion of the proceeds from the issuance was used to repay the remaining short-term borrowings under the line of credit.

NATURAL GAS STORAGE

The natural gas storage segment provides for the underground storage of natural gas and transportation services primarily through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. With its first storage cavern with 2.0 Bcf of working gas capacity and connected 21-mile pipeline, Bay Gas has provided substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

The construction of natural gas-fired electric generation facilities in the southeast has provided new opportunities to provide gas storage and transportation services. Construction of Phase I of Bay Gas' second storage cavern is nearing completion and is expected to commence operations no later than April 1, 2003. Although originally targeted to begin operations December 1, 2002, the Company does not expect the delayed commencement of operations to have a material effect on its financial condition or results of operations. Bay Gas has entered into a fifteen year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Phase I will have working gas capacity of 2.5 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern. Phase II is planned to provide for an additional 1.5 Bcf of working gas capacity. Cavern development under Phase II is projected to begin in April 2003 and will be done without interruption of storage operations.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas has completed construction of two additional pipelines. Construction was completed in fiscal 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was completed in November 2001 of a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's (Gulf South) high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

Bay Gas' storage and transportation revenues increased $3,440,000 (43%) and $1,024,000 (15%) during fiscal 2002 and 2001, respectively. Contributing to the increase was transportation of natural gas to Phase I of Alabama Power's Plant Barry gas-powered generation facility which became operational in June 2000 and the completion of Phase II of Alabama Power's gas-powered generating facility at Plant Barry in June 2001. Additionally, in November 2001, Bay Gas began transporting gas under another long-term contract upon completion of the new 24-inch, 18-mile pipeline that connects Bay Gas to Gulf South's high pressure pipeline. Bay Gas also entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement that is being amortized over the nineteen-month option period.

Operations and maintenance (O&M) expenses increased $475,000 (30%) and $551,000 (53%) in fiscal 2002 and 2001, respectively, due to an increase in payroll and payroll related costs, an increase in insurance costs related to property and liability coverages, and a general increase in operating cost as a result of the expansion activities of Bay Gas. Also contributing to the increase in O&M expenses in fiscal 2002 was a $145,000 repair to a compressor station.

Depreciation expense increased $409,000 (35%) and $113,000 (11%) in fiscal 2002 and 2001, respectively. The increases are due to depreciation on the 11-mile, 20-inch pipeline completed in fiscal 2001 and the 18-mile, 24-inch pipeline completed early in fiscal 2002.

Taxes, other than income taxes, increased as a result of the new pipelines since these taxes primarily consist of property taxes.

Interest expense increased $634,000 (16%) and $2,227,000 (125%) in fiscal 2002 and 2001, respectively, due to the issuance in December 2000 of $55,000,000 of senior secured notes. The proceeds from the sale of the notes are being used to construct the second cavern and funded the two completed pipeline projects. See "Liquidity and Capital Resources" below for a more detailed discussion.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $564,000 for fiscal 2002 and $1,347,000 in fiscal 2001 due to Bay Gas' pipeline and second storage cavern projects.

In fiscal 2001, interest income increased $855,000 (256%) due primarily to the amount of the unused portion of the debt issuance proceeds available for investment. With the completion of the two pipeline projects and the continued construction of the second cavern, interest income declined $927,000 (78%) in fiscal 2002 as compared to fiscal 2001 due to a decrease in the unused proceeds from Bay Gas' debt issuance.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth's subsidiaries hold controlling interests. Minority interest increased $93,000 (26%) during fiscal 2002 due to increased pretax earnings of the partnership but declined $56,000 (14%) in fiscal 2001 due to the reduction in Olin Corporation's limited partnership interest in Bay Gas from 12.5% to 9.1% in December 2000.

OTHER

The Company provides marketing, merchandising and other energy-related services through Marketing, Mobile Gas, and Services, which are aggregated with EnergySouth, the holding company, to comprise the Other category.

Other revenues increased $537,000 (12%) in fiscal 2002 due primarily to the liquidation of generator inventory.

Although gross margins from sales, revenues less cost of merchandise, increased during the fiscal year 2002, this increase was more than offset by O&M expenses that increased $626,000 (36%) in fiscal 2002. The increase in O&M expenses was due primarily to losses associated with the write-down and liquidation of generator inventory and reserves for other slow-moving merchandise inventory. The Company liquidated its generator inventory and closed one of its two specialty stores due to losses incurred in these operations during the last two years. However, Mobile Gas will continue to sell merchandise and specialty items in support of its distribution business as it has traditionally done at its remaining two stores.

INCOME TAXES

Income taxes fluctuate with the change in income before income taxes. The Company's effective tax rate in 2002, 2001 and 2000 was 36.9%, 37.8%, and 37.5%. The components of income tax expense are reflected in Note 5 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. For Mobile Gas, increases in these costs are recovered through the rate process. See
Note 2 to the Consolidated Financial Statements. Changes in purchased gas costs are passed through to customers in accordance with the purchased gas adjustment provision of the Company's rate schedules.


GAS SUPPLY

A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. During fiscal year 2001, Mobile Gas implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2003 - $10,231,000; 2004 - $1,172,000; 2005 - $1,166,000; 2006 - $1,170,000; 2007 - $1,187,000 and 2008
through 2011 - $4,402,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. The Company's purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, the Company believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers' rates.


ENVIRONMENTAL

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows. Cash provided by operating activities was $22.1 million, $22.5 million and $14.6 million in 2002, 2001 and 2000, respectively. Cash flow from operating activities in 2002 approximated the prior year. An increase in net income, a decline in accounts receivable and inventory, and the option payment Bay Gas received during the first quarter of 2002 which was classified as unearned revenue were substantially offset by a decrease in taxes accrued and other liabilities. The increase in cash flow from operating activities of $7.9 million for 2001 resulted from the timing of the collection of gas costs and revenue taxes which was partially offset by timing differences of receipts from customers on their gas receivable balances and an increase in natural gas inventory.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During 2002, 2001, and 2000, respectively, the Company used cash of $25.6 million, $43.6 million and $11.6 million for construction of distribution and storage facilities, purchases of equipment and other general improvements. In addition to the Company's regular construction program for the distribution business, Mobile Gas completed expansion projects in fiscal 2001 which included providing transportation services to a gas-powered generation facility and a 10-mile pipeline that expanded its system into Baldwin County. In fiscal 2001, Bay Gas invested $28.0 million in the construction of the second storage cavern and two pipeline projects. During fiscal 2002, Bay Gas invested $17.3 million in the construction of the second cavern and completion of the 18-mile, 24-inch pipeline. Bay Gas' temporary investments of $3.0 million, representing a portion of the unused proceeds of the December 2000 debt issuance, matured in December 2001 and were used in Bay Gas' construction projects.

The Company expects fiscal 2003 capital expenditures by Mobile Gas to be approximately $9.9 million and Bay Gas to be approximately $10.0 million. In October 2002, Mobile Gas entered into a thirty-year franchise agreement with the City of Spanish Fort. Mobile Gas' projected 2003 expenditures include the expansion of its distribution system in Baldwin County to serve the City of Spanish Fort and normal construction activity including equipment purchases and other general improvements. Bay Gas' capital expenditures will be for the ongoing construction of the second cavern and will be funded by internal cash generation and cash equivalents remaining from the proceeds of Bay Gas' long-term debt issuance.

Financing activities used cash of $7.0 million in fiscal 2002; however, financing activities provided cash of $32.8 million in fiscal 2001. In fiscal 2000, financing activities used cash of $16.6 million. In fiscal 2002, the pay-down of short-term borrowings, scheduled payments of long-term debt, and the payment of quarterly dividends primarily account for the cash used. Offsetting the payments of long-term and short-term debt were receipts of $1.6 million from the exercise of stock options and the issuance in August 2002 of $12.0 million 6.9% First Mortgage Bonds which are being amortized over 15 years. A portion of the proceeds was used to pay off all current short-term borrowings with the remaining funds to be used to finance ongoing capital and operational needs. The $49.3 million increase in cash provided by financing activities during 2001 was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes were used in part by Bay Gas to construct the two pipelines and are also being used to construct the second natural gas storage cavern and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the existing Bay Gas storage cavern and $18,670,000 was used to pay the balance of the existing debt incurred to construct that storage cavern. In connection with the early payoff of the existing debt, Bay Gas incurred an extraordinary loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At September 30, 2002 the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company's contractual obligations and commercial commitments as of September 30, 2002:

                                                                                                 FISCAL
TYPE OF CONTRACTUAL             FISCAL       FISCAL       FISCAL       FISCAL       FISCAL      2008 AND
OBLIGATIONS (IN THOUSANDS):      2003         2004         2005         2006         2007      THEREAFTER
                              ----------   ----------   ----------   ----------   ----------   ----------
LONG-TERM DEBT                $    3,909   $    6,006   $    6,248   $    6,463   $    6,769   $   73,159
GAS SUPPLY CONTRACTS              10,231        1,172        1,166        1,170        1,187        4,402

CRITICAL ACCOUNTING POLICIES

REGULATORY ACCOUNTING. The Natural Gas Distribution segment is subject to regulation by the APSC and as such, accounts for its transactions according to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third party regulator. The provisions of SFAS 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. The application of this accounting policy allows the

Company to defer expenses and income on the consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the consolidated statements of income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the consolidated statement of income in the period in which the same amounts are reflected in rates. See "Regulatory Assets" and "Deferred Purchased Gas Adjustment" on the consolidated balance sheet.

If any portion of the Natural Gas Distribution segment ceased to continue to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet and included in the consolidated statement of income for the period in which the discontinuance of regulatory accounting treatment occurred.

REVENUE RECOGNITION. Mobile Gas recognizes revenues from the sales of natural gas and transportation services in the same period in which it delivers the related volumes to customers. Sales revenues from residential and certain commercial and industrial customers are billed on the basis of scheduled meter reading cycles throughout the month. Mobile Gas records revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. These revenues are included on the Company's consolidated balance sheet as "Unbilled Revenue." Included in the rates charged by Mobile Gas to temperature sensitive customers is a temperature rate adjustment rider which offsets the impact of unusually cold or warm weather on operating margin.

RESERVES. EnergySouth companies establish reserves for uncollectible accounts receivable and slow moving merchandise, materials and supplies inventories. Such reserves are generally calculated based on currently available facts and on the application of a percentage to each aging category of receivables and inventory based on collection and sales experience, respectively. On certain specific receivables and inventory, the Company records an allowance based on currently available facts to reduce the net balance of the specific receivable or inventory item to the amount the Company reasonably expects to collect. Reserves for receivables are reported as "Allowance for Doubtful Accounts" on the balance sheet. Reserves for inventory are netted against the related asset account and reported on the balance sheet in "Materials, Supplies, and Merchandise - Net." The Company believes its reserves are adequate. However, actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

EMPLOYEE BENEFITS. Employee benefits include a defined-benefit pension plan and other post-employment benefits for the benefit of substantially all full-time regular employees. Under the provisions of Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" and Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," measurement of the obligations under the defined benefit pension plans and other post-retirement benefits plans is subject to a number of statistical factors and assumptions which attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefits obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods. (See Note 7 to the Consolidated Financial Statements).

For the fiscal year ending September 30, 2002, the Company changed the FAS No. 87 discount rate from 7.5% to 6.75% on account of the historically low high-quality corporate bond yield rates. The Company also changed the FAS No. 87 average rate of assumed compensation increases from 6.1% to 4.5% in order to reflect anticipated compensation increases for future years. These changes reduced the projected benefit obligation by $307,000 as of September 30, 2002.

For the fiscal year ending September 30, 2002, the Company changed the FAS No. 106 discount rate from 7.5% to 6.75% on account of the historically low high-quality corporate bond yield rates. This change increased the accumulated postretirement benefit obligation by $259,000 as of September 30, 2002.

FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing the planned cavern development project; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company's ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company's service area, and the Company's dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2002 the Company had approximately $98.6 million of long-term debt at fixed interest rates. Interest rates range from 7.27% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company," "Gas Supply," and "Liquidity and Capital Resources" under Item 7 above for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

Information under the caption " Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

There were no transactions required to be disclosed pursuant to this item.

Item 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation (the "Evaluation") was carried out, under the supervision and with the participation of the Company's President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, the CEO and CFO concluded that the Company's Disclosure Controls are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

CHANGES IN INTERNAL CONTROL

Internal controls for financial reporting were also evaluated and there have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d) Financial Statements and Financial Statement Schedules

                  See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.

             (3)  Exhibits - See Exhibit Index on pages E-1 through E-6.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2002.

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

                                                    ENERGYSOUTH, INC.
                                                    -----------------
                                                        Registrant



December 6, 2002                       By: /s/ Charles P. Huffman
                                           -------------------------------------
                                           Charles P. Huffman, Senior Vice
                                           President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

           Signature                             Title                                   Date
           ---------                             -----                                   ----
  /s/ John C. Hope, III                 Director, Chairman                          December 6, 2002
----------------------------------
John C. Hope, III


  /s/ Walter L. Hovell                  Director, Vice-Chairman                     December 6, 2002
----------------------------------
Walter L. Hovell

                                        Director, President and
                                        Chief Executive Officer
  /s/ John S. Davis                     (Principal Executive Officer)               December 6, 2002
----------------------------------
John S. Davis

                                        Senior Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)
 /s/ Charles P. Huffman                                                             December 6, 2002
----------------------------------
Charles P. Huffman

  /s/ Walter A. Bell                    Director                                    December 6, 2002
----------------------------------
Walter A. Bell


  /s/ Gaylord C. Lyon                   Director                                    December 6, 2002
----------------------------------
Gaylord C. Lyon


  /s/ Judy A. Marston                   Director                                    December 6, 2002
----------------------------------
Judy A. Marston


  /s/ G. Montgomery Mitchell            Director                                    December 6, 2002
----------------------------------
G. Montgomery Mitchell


  /s/ Harris V. Morrissette             Director                                    December 6, 2002
----------------------------------
Harris V. Morrissette


  /s/ S. Felton Mitchell                Director                                    December 6, 2002
----------------------------------
S. Felton Mitchell


  /s/ E. B. Peebles, Jr.                Director                                    December 6, 2002
----------------------------------
E. B. Peebles, Jr.


  /s/ Robert H. Rouse                   Director                                    December 6, 2002
----------------------------------
Robert H. Rouse


  /s/ Thomas B. Van Antwerp             Director                                    December 6, 2002
----------------------------------
Thomas B. Van Antwerp

                                  Certification

I, John S. Davis, certify that:

1. I have reviewed this annual report on Form 10-K of EnergySouth, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to filing this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 6, 2002                               /s/ John S. Davis
      ------------------------------                 ------------------
                                                     John S. Davis
                                                     President and
                                                     Chief Executive Officer

                                  Certification

I, Charles P. Huffman, certify that:

1. I have reviewed this annual report on Form 10-K of EnergySouth, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to filing this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 6, 2002                              /s/ Charles P. Huffman
      ------------------------------                ----------------------------
                                                    Charles P. Huffman
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                            F-2

Consolidated Statements of Income for the years ended
         September 30, 2002, 2001 and 2000                                              F-3

Consolidated Balance Sheets, September 30, 2002 and 2001                                F-4

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 2002, 2001 and 2000                          F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 2002, 2001 and 2000                                              F-7

Notes to Consolidated Financial Statements                                              F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 2002, 2001 and 2000                               S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama


We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audit also included the financial statement schedule of the Company, listed in the index, referred to as Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Atlanta, Georgia
November 6, 2002

CONSOLIDATED STATEMENTS OF INCOME

ENERGYSOUTH, INC.
Years Ended September 30, (in thousands, except per share data)        2002          2001          2000
                                                                    ----------    ----------    ----------
OPERATING REVENUES
  Gas Revenues                                                      $   81,560    $  103,424    $   69,714
  Merchandise Sales                                                      3,499         2,966         2,913
  Other                                                                  1,360         1,369         1,470
                                                                    ----------    ----------    ----------
       Total Operating Revenues                                         86,419       107,759        74,097
                                                                    ----------    ----------    ----------
OPERATING EXPENSES
  Cost of Gas                                                           22,267        52,053        20,004
  Cost of Merchandise                                                    2,663         2,302         2,273
  Operations and Maintenance                                            24,025        20,930        20,211
  Depreciation                                                           8,172         7,312         6,735
  Taxes, Other Than Income Taxes                                         6,548         7,549         5,622
                                                                    ----------    ----------    ----------
       Total Operating Expenses                                         63,675        90,146        54,845
                                                                    ----------    ----------    ----------
OPERATING INCOME                                                        22,744        17,613        19,252
                                                                    ----------    ----------    ----------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                                      (8,100)       (7,773)       (5,043)
  Allowance for Borrowed Funds Used During Construction                  2,044         1,721           180
  Interest Income                                                          265         1,255           441
  Minority Interest                                                       (739)         (651)         (768)
                                                                    ----------    ----------    ----------
       TOTAL OTHER INCOME (EXPENSE)                                     (6,530)       (5,448)       (5,190)
                                                                    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                              16,214        12,165        14,062
Income Taxes (Note 5)                                                    5,983         4,604         5,270
                                                                    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY LOSS                                        10,231         7,561         8,792
                                                                    ----------    ----------    ----------
Extraordinary Loss on Early Extinguishment of Debt (Net of Income
  Tax Benefit of $808) (Note 4)                                                       (1,423)
                                                                    ----------    ----------    ----------
NET INCOME                                                          $   10,231    $    6,138    $    8,792
                                                                    ==========    ==========    ==========
BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Loss                                  $     2.06    $     1.54    $     1.79
  Extraordinary Loss on Early Extinguishment of Debt                                   (0.29)
                                                                    ----------    ----------    ----------
       Net Income                                                   $     2.06    $     1.25    $     1.79
                                                                    ----------    ----------    ----------
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Loss                                  $     2.03    $     1.52    $     1.78
  Extraordinary Loss on Early Extinguishment of Debt                                   (0.29)
                                                                    ----------    ----------    ----------
       Net Income                                                   $     2.03    $     1.23    $     1.78
                                                                    ----------    ----------    ----------
AVERAGE COMMON SHARES OUTSTANDING
                                                                    ----------    ----------    ----------
  Basic                                                                  4,967         4,926         4,904
  Diluted                                                                5,046         4,987         4,944
                                                                    ----------    ----------    ----------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC
September 30, (in thousands):                                       2002          2001
                                                                 ----------    ----------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                      $   10,562    $   18,052
  Temporary Investments                                                             3,000
  Receivables
    Gas                                                               4,729         7,793
    Unbilled Revenue (Note 1)                                           956           781
    Merchandise                                                       2,621         2,865
    Other                                                               743           984
    Allowance for Doubtful Accounts                                    (951)         (849)
  Materials, Supplies, and Merchandise - Net (At Average Cost)        1,598         2,743
  Gas Stored Underground For Current Use (At Average Cost)            3,086         3,690
  Deferred Income Taxes                                               2,583         3,466
  Prepayments                                                           777           957
                                                                 ----------    ----------
        Total Current Assets                                         26,704        43,482
                                                                 ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT (NOTE 3)                             227,740       206,286
  Less: Accumulated Depreciation and Amortization                    66,912        60,853
                                                                 ----------    ----------
       Property, Plant, and Equipment - Net                         160,828       145,433
  Construction Work in Progress                                      26,995        25,159
                                                                 ----------    ----------
        Total Property, Plant, and Equipment                        187,823       170,592
                                                                 ----------    ----------

OTHER ASSETS
  Regulatory Assets                                                     533           978
  Deferred Charges                                                      566           859
  Prepayments                                                         1,067         1,125
  Prepaid Pension Cost (Note 7)                                         318
  Merchandise Receivables Due After One Year                          4,463         5,321
                                                                 ----------    ----------
        Total Other Assets                                            6,947         8,283
                                                                 ----------    ----------
             TOTAL                                               $  221,474    $  222,357
                                                                 ==========    ==========

See Accompanying Notes to Consolidated Financial Statements

ENERGYSOUTH, INC
September 30, (in thousands, except share data):     2002       2001
                                                   --------   --------
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 4)    $  3,909   $  1,859
  Notes Payable                                                 13,235
  Accounts Payable                                    5,671      8,739
  Dividends Declared                                  1,363      1,284
  Customer Deposits                                   1,475      1,422
  Taxes Accrued                                       3,933      5,981
  Interest Accrued                                    1,342      1,371
  Deferred Purchased Gas Adjustment                   3,182      4,708
  Unearned Revenue (Note 1)                           1,378
  Other                                               1,223      3,117
                                                   --------   --------
          Total Current Liabilities                  23,476     41,716
                                                   --------   --------

OTHER LIABILITIES
  Accrued Pension Cost  (Note 7)                                   235
  Accrued Postretirement Benefit Cost (Note 7)          570        729
  Deferred Income Taxes                              15,275     13,660
  Deferred Investment Tax Credits                       314        340
  Other                                               2,266      1,691
                                                   --------   --------
          Total Other Liabilities                    18,425     16,655
                                                   --------   --------

  Commitments and Contingencies (Note 8)

CAPITALIZATION
  Stockholders' Equity (Note 6)
    Common Stock, $.01 Par Value
     (Authorized 10,000,000 Shares; Outstanding
     2002 - 5,048,000; 2001 - 4,937,000 Shares)          50         49
    Capital in Excess of Par Value                   21,607     19,387
    Retained Earnings                                55,626     50,688
                                                   --------   --------
         Total Stockholders' Equity                  77,283     70,124
  Minority Interest                                   3,645      3,270
  Long-Term Debt (Note 4)                            98,645     90,592
                                                   --------   --------
              Total Capitalization                  179,573    163,986
                                                   --------   --------
                    TOTAL                          $221,474   $222,357
                                                   ========   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

ENERGYSOUTH, INC.
                                                               Common Stock
                                                          -----------------------   Capital in
                                                           Number of      Par       Excess of     Retained
(In thousands, except per share data)                       Shares       Value      Par Value     Earnings
                                                          ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 1999                                  4,894   $       49   $   18,563   $   45,542
Net Income                                                                                            8,792
Dividend Reinvestment Plan                                        18                       356
Cash Dividends - $.97 per share                                                                      (4,758)
                                                          ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2000                                  4,912           49       18,919       49,576
Net Income                                                                                            6,138
Dividend Reinvestment Plan                                        16                       343
Stock Options Exercised                                            9                       125
Cash Dividends - $1.02 per share                                                                     (5,026)
                                                          ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2001                                  4,937           49       19,387       50,688
Net Income                                                                                           10,231
Dividend Reinvestment Plan                                        13                       329
Stock Options Exercised (including income tax benefits)           98            1        1,891
Cash Dividends - $1.06 per share                                                                     (5,293)
                                                          ----------   ----------   ----------   ----------
BALANCE AT SEPTEMBER 30, 2002                                  5,048   $       50   $   21,607   $   55,626
                                                          ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ENERGYSOUTH, INC
Years Ended September 30, (in thousands)                         2002          2001          2000
                                                              ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $   10,231    $    6,138    $    8,792
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
    Depreciation and Amortization                                  8,619         7,696         7,079
    Extraordinary Loss on Early Extinguishment of Debt                           1,423
    Provision for Losses  on Receivables                             598           580           431
    Provision for Losses  on Inventory                               469
    Provision for Deferred Income Taxes                            2,745          (946)        1,042
    Minority Interest                                                739           428           768
    Changes in Operating Assets and Liabilities:
        Receivables                                                3,320        (2,414)       (2,622)
        Inventory                                                  1,672        (2,447)       (1,455)
        Payables                                                  (6,592)        9,444         1,577
        Other                                                        321         2,629          (986)
                                                              ----------    ----------    ----------
        Net Cash Provided by Operating Activities                 22,122        22,531        14,626
                                                              ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                           (25,626)      (43,567)      (11,586)
  Change in Temporary Investments                                  3,000        (3,000)
                                                              ----------    ----------    ----------
        Net Cash Used In Investing Activities                    (22,626)      (46,567)      (11,586)
                                                              ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of Long-Term Debt                                     (1,897)      (20,566)         (962)
  Proceeds from Issuance of Long-Term Debt                        12,000        55,000
  Make-Whole Premium on Long-Term Debt                                          (2,026)
  Debt Issuance Costs                                                             (862)
  Changes in Short-term Borrowings                               (13,235)        6,905       (10,847)
  Payment of Dividends                                            (5,293)       (5,026)       (4,758)
  Dividend Reinvestment                                              329           342           356
  Exercise of Stock Options                                        1,558           126
  Partnership Distributions                                         (364)       (1,134)         (375)
                                                              ----------    ----------    ----------
        Net Cash Provided By (Used In) Financing Activities       (6,986)       32,759       (16,586)
                                                              ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (7,490)        8,723       (13,546)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    18,052         9,329        22,875
                                                              ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   10,562    $   18,052    $    9,329
                                                              ==========    ==========    ==========
CASH PAID DURING THE YEAR FOR:
  Interest                                                    $    8,069    $    7,775    $    5,029
                                                              ----------    ----------    ----------
  Income Taxes                                                $    3,786    $    4,102    $    3,681
                                                              ----------    ----------    ----------

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


REVENUES AND GAS COSTS

The Company's distribution segment reads meters on a monthly cycle basis and records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date.

Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company's Balance Sheet.

The Company's natural gas storage segment recognizes revenues in accordance with contractual agreements for storage and transportation services. The agreements include fees for monthly storage of natural gas, fees for the injection and withdrawal of natural gas, and transportation of natural gas through Bay Gas' system. All revenues are based upon metered volumes except for the monthly storage fee.


PROPERTY, PLANT, AND EQUIPMENT

Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $6,605,000 and $6,967,000 at September 30, 2002 and 2001,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term borrowings, the actual interest rate on borrowings for specific projects, or the interest rate on long-term borrowings, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (APSC). For the years ended September 30, 2002, 2001, and 2000 approved depreciation rates averaged approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.


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


EARNINGS PER SHARE

The basic earnings per share computation is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share computation is based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 79,000, 61,000, and 40,000 for the years ended September 30, 2002, 2001, and 2000, respectively. These differences in equivalent shares are from outstanding stock options.


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


REGULATORY ASSETS AND LIABILITIES

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. The significant regulatory assets and liabilities as of September 30, are (in thousands):

                                  2002      2001
                                 ------    ------
Property, Plant, and Equipment   $  196    $  448
Deferred Investment Tax Credit     (184)     (193)
Bad Debt Reserve                    411       664
Other                               110        59
                                 ------    ------
Net Regulatory Assets            $  533    $  978
                                 ======    ======

In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically addressed through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair market value.


UNEARNED REVENUES

In November 2001, Bay Gas entered into an agreement which grants to a customer an option to order transportation of additional volumes in excess of volumes currently under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, of which the unamortized balance, $1,378,000, is classified as unearned revenue on EnergySouth's consolidated balance sheet and is being amortized over the remaining life of the option agreement.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 was adopted by the Company on October 1, 2002 and did not have a material impact on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. The Company adopted SFAS 143 on October 1, 2002. The adoption of this standard did not have an impact on the Company's financial statements.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144), which addresses accounting and reporting standards for long-lived assets. SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. SFAS 144 did not have an impact on the Company's financial statements when adopted by the Company on October 1, 2002.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds previous statements including FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires entities to apply APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to determine whether gains and losses related to the extinguishment of debt should be recorded and classified as part of an entity's recurring operations. The Company adopted SFAS 145 on October 1, 2002 and accordingly will reclassify the extraordinary loss on early extinguishment of debt which occurred in fiscal 2001 to ordinary income beginning with the first quarter of fiscal 2003.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and addresses the recognition and measurement of costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 applies to all disposal activities initiated after December 15, 2002. Thus SFAS 146 will be effective for the Company in the second quarter of fiscal 2003 and is not expected to have a material impact on the Company's financial statements.


RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 2002 financial statement presentation with no material impact on the financial statements.


2. RATES AND REGULATIONS

The Company is principally engaged in the distribution and storage of natural gas. Through Mobile Gas and SGT, the Company is engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama. The APSC regulates the gas distribution and transportation operations of Mobile Gas and SGT. For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval.

On June 10, 2002, the APSC approved Mobile Gas' request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or
2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million has been recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas' return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved.

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

Through Storage and Bay Gas, the Company provides underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through contract approval. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate shippers and approved rates for such services.

3. PROPERTY, PLANT, AND EQUIPMENT

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                 2002       2001
                                               --------   --------
Distribution Plant                             $135,254   $129,693
General Plant                                    21,107     18,928
Storage Plant                                    39,590     39,459
Transmission Plant                               22,532      8,860
Acquisition Adjustment                            9,257      9,346
                                               --------   --------
        Total Property, Plant, and Equipment   $227,740   $206,286
                                               ========   ========

4. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

                                                 2002       2001
                                               --------   --------
MOBILE GAS SERVICE CORPORATION
     First Mortgage Bonds
          8.75% Series, due July 1, 2022       $ 12,000   $ 12,000
          7.48% Series, due July 1, 2023         12,000     12,000
          7.27% Series, due November 1, 2006      8,550     10,250
          6.90% Series, due August 20, 2017      11,962
     9% Note, due May 13, 2013                    3,042      3,201
BAY GAS STORAGE COMPANY, LTD
     8.45% Guaranteed Senior Secured Notes,
          due December 1, 2017                   55,000     55,000
                                               --------   --------
          Total                                 102,554     92,451
Less Amounts Due Within One Year                  3,909      1,859
                                               --------   --------
          Long-Term Debt                       $ 98,645   $ 90,592
                                               ========   ========

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2002 are as follows: 2003 - $3,909,000; 2004 - $6,006,000; 2005 - $6,248,000; 2006 - $6,463,000 and 2007 - $6,769,000.
The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company's ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt and Bay Gas' material contracts have been pledged as collateral for its long-term debt.

In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. Approximately $18,670,000 of the proceeds were used to pay the balance of existing debt incurred to construct Bay Gas' first natural gas storage cavern. In connection with the early payment of the existing debt, Bay Gas incurred an extraordinary loss on early extinguishment of debt which totaled $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern. After deducting the minority interest of $223,000 and a tax benefit of $808,000, the net extraordinary loss recorded by the Company was $1,423,000.

At September 30, 2002, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and all other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintaining compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. In August 2002, Mobile Gas issued $12.0 million 6.9% First Mortgage Bonds, of which, a portion was used to pay-down short-term borrowings. Accordingly, there was no short-term debt outstanding at September 30, 2002. Unused committed lines of credit at

September 30, 2002 and 2001 were $20.0 million and $6.8 million, respectively. The interest rate on short-term debt outstanding at September 30, 2001 was 6.0%.


5. INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

                                                         2002        2001        2000
                                                       --------    --------    --------
Current
     Federal                                           $  2,822    $  4,387    $  3,862
     State                                                  460         407         355
                                                       --------    --------    --------
          Total Current Taxes                             3,282       4,794       4,217
                                                       --------    --------    --------
Deferred
     Federal                                              2,348        (916)        931
     State                                                  379         (56)        148
                                                       --------    --------    --------
          Total Deferred Taxes                            2,727        (972)      1,079
                                                       --------    --------    --------
Deferred investment tax credit
  amortization                                              (26)        (26)        (26)
                                                       --------    --------    --------
          Total Income Tax Expense Before
            Extraordinary Loss                            5,983       3,796       5,270
                                                       --------    --------    --------
Amounts Reported on the Income Statement as
  Extraordinary Loss on Early Extinguishment of Debt                    808
                                                       --------    --------    --------
Total Income Tax Expense Before Extraordinary Loss     $  5,983    $  4,604    $  5,270
                                                       ========    ========    ========

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                            2002         2001         2000
                                          --------     --------     --------
Income Tax Expense at Federal
  Statutory Rate                          $  5,532     $  3,399     $  4,796
Excess of Book Over Tax Depreciation on
  Pre-1981 Property Additions                  142          168          132
Adjustments to Deferred Taxes
  Prior Year                                  (313)
  Changes in State Tax Rate                    159
State Income Taxes                             474          231          357
Other - Net                                    (11)          (2)         (15)
                                          --------     --------     --------
          Total Income Tax Expense        $  5,983     $  3,796     $  5,270
                                          ========     ========     ========
Effective tax rate                            36.9%        37.8%        37.5%
                                          ========     ========     ========

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $196,000 and $448,000 at September 30, 2002 and 2001, respectively. No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                 2002       2001
                                               --------   --------
Deferred Tax Liabilities
         Differences Between Book and Tax
           Basis of Property                   $ 16,847   $ 14,484
         Prepaid Insurance                          212        183
         Regulatory Assets                          198        335
         Pension                                    118
         Other                                       75         19
                                               --------   --------
             Total Deferred Tax Liabilities      17,450     15,021
                                               --------   --------
Deferred Tax Assets
         Pension                                                85
         Gross Receipts Taxes                       754      1,171
         Postretirement Benefits                     15         72
         Post Employment Benefits                   219        152
         Purchased Gas Adjustment                 1,184      1,705
         Bad Debts                                  449        366
         Accrued Vacation                           232        226
         Uniform Capitalization                     345        147
         Unearned Revenue                           466
         State of Alabama Net Operating Loss        318        197
         Other                                      776        706
                                               --------   --------
             Total Deferred Tax Assets            4,758      4,827
                                               --------   --------
             Net Deferred Tax Liability        $ 12,692   $ 10,194
                                               ========   ========

6. CAPITAL STOCK

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (the Plan) provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 350,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant. The plan expired on December 4, 2002 and no option grants may be made thereunder after that date.

Transactions under the Plan are summarized below:

                                                   WEIGHTED         WEIGHTED
                                                   AVERAGE          AVERAGE
                                     SHARES     EXERCISE PRICE   REMAINING LIFE
                                    --------    --------------   --------------
Outstanding at September 30, 1999    184,150    $       15.438       6.50 years
Granted                               86,000            19.327
                                    --------    --------------   --------------
Outstanding at September 30, 2000    270,150            16.676       6.73 years
Granted                               29,000            21.094
Exercised                             (8,775)           14.309
Forfeited                             (5,125)           20.655
                                    --------    --------------   --------------
Outstanding at September 30, 2001    285,250            17.126       6.11 years
Granted                                8,000            27.000
Exercised                            (98,050)           15.898
Forfeited                            (12,625)           20.068
                                    --------    --------------   --------------
Outstanding at September 30, 2002    182,575    $       18.015       5.65 years
                                    ========    ==============   ==============
Exercisable at September 30, 2000    160,525    $       14.470       5.08 years
Exercisable at September 30, 2001    179,500    $       15.329       4.71 years
Exercisable at September 30, 2002    115,450    $       16.301       4.41 years
                                    ========    ==============   ==============
Remaining reserved for issuance
  at September 30, 2002               55,750
                                    ========    ==============   ==============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $9.43, $5.72 and $5.78 per option during 2002, 2001 and 2000, respectively.

Weighted average assumptions used in the pricing model for the years ended September 30, are:

                            2002        2001        2000
                          --------    --------    --------
Risk Free Interest Rate       5.09%       5.24%       6.60%
Expected Life             10 years    10 years    10 years
Stock Price Volatility       41.70%      36.00%      38.34%
Dividend Yield                3.96%       4.88%       5.09%

Had compensation cost been determined in accordance with SFAS 123, the Company's net income and diluted earnings per share would have been $10,102,000, or $2.00 per share, $6,004,000, or $1.20 per share and $8,702,000, or $1.76 per share for the years ended September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002, 216,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

Effective April 1, 2002, the Company amended its retirement plan to increase the benefits payable to, or on behalf of a member who, on or prior to April 1, 2001, retired or died in service, by an amount equal to 1% per year for each year since the member's retirement or date of death, to April 1, 2002. The salaried retiree medical plan was amended to lower the plan's coinsurance percentage from 80% to 70%, resulting in a reduction in the accumulated postretirement benefit obligation of $137,721.

The following tables set forth the funded status of the plans, the amounts recorded in the financial statements at September 30, (in thousands) and certain assumptions with respect to the plans:

                                                           PENSION              POSTRETIREMENT
                                                           BENEFITS                BENEFITS
                                                       2002        2001        2002        2001
                                                     --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of the Period        $ 22,039    $ 21,126    $  3,643    $  3,556
Service Cost                                              720         754          82          76
Interest Cost                                           1,632       1,522         258         257
Benefits Paid                                          (1,158)     (1,082)       (246)       (246)
(Gain)/Loss                                              (845)       (281)        310
Amendments                                                822                    (138)
                                                     --------    --------    --------    --------
Benefit Obligation at the End of the Period          $ 23,210    $ 22,039    $  3,909    $  3,643
                                                     --------    --------    --------    --------
CHANGE IN PLAN ASSETS
Fair Value of Assets at Beginning of the Period      $ 32,321    $ 32,475    $  3,299    $  3,445
Benefits Paid                                          (1,158)     (1,081)
Contributions                                                                                  21
Actual Return on Plan Assets                           (1,057)        927         (22)       (167)
                                                     --------    --------    --------    --------
Fair Value of Plan Assets at the End of the Period   $ 30,106    $ 32,321    $  3,277    $  3,299
                                                     --------    --------    --------    --------
FUNDED STATUS
Plan Assets in Excess of Benefit Obligation          $  6,896    $ 10,282    $   (632)   $   (344)
Unrecognized Net (Gain) Loss                           (7,294)    (10,294)        500         (46)
Prior Service Cost Not Yet Recognized                   1,028         272        (438)       (339)
Remaining Unrecognized Transition Asset                  (312)       (495)
                                                     --------    --------    --------    --------
Prepaid (Accrued) Benefit Cost                       $    318    $   (235)   $   (570)   $   (729)
                                                     ========    ========    ========    ========

                                                       PENSION                          POSTRETIREMENT
WEIGHTED AVERAGE ASSUMPTIONS AS OF                     BENEFITS                            BENEFITS
  SEPTEMBER 30,                              2002        2001        2000        2002        2001        2000
                                           --------    --------    --------    --------    --------    --------
Discount Rate                                  6.75%       7.50%       7.50%       6.75%       7.50%       7.50%
Rate of Compensation Increase                  4.50%       6.10%       6.10%
Expected Rate of Return on Plan Assets         7.50%       7.50%       7.50%       7.00%       7.00%       7.00%
Expected Rate of Return on Plan Assets -                                           3.00%       3.00%       3.00%
  Non-Bargaining Health Trust

The accumulated postretirement benefit obligation at September 30, 2002 and 2001 was determined using an assumed health care cost trend rate of 6.4% in 2001 and 10% in 2002, gradually declining to 5% in fiscal year 2007 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                1-PERCENTAGE-     1-PERCENTAGE-
                                               POINT INCREASE     POINT DECREASE
                                                2002     2001     2002      2001
                                               ------   ------   ------    ------
Effect on total of service and
  interest cost components                     $   26   $   24   $  (22)   $  (20)
Effect on postretirement benefit obligations      208      191     (177)     (162)

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                             PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                       2002        2001        2000        2002        2001        2000
                                     --------    --------    --------    --------    --------    --------
Service cost                         $    720    $    754    $    724    $     82    $     76    $     71
Interest cost                           1,632       1,522       1,461         258         257         251
Amortization of transition asset         (184)       (183)       (183)
Amortization of prior service cost         67          40          40         (38)        (38)        (38)
Amortization of unrecognized gain        (459)       (448)       (394)                     (5)
Expected return on plan assets         (2,329)     (2,219)     (2,068)       (215)       (227)       (205)
                                     --------    --------    --------    --------    --------    --------
Net periodic benefit cost            $   (553)   $   (534)   $   (420)   $     87    $     63    $     79
                                     ========    ========    ========    ========    ========    ========

The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company did not contribute to these trusts in 2002 but made contributions of $21,000 and $28,000 in 2001 and 2000, respectively.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions to these 401(k) plans for the years ended September 30, 2002, 2001, and 2000 were $249,000, $249,000, and $240,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. During fiscal year 2001, the Company implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Minimum payments under gas supply contracts, which are exempt in the ordinary course of business from Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), in the fiscal years subsequent to September 30, 2002 are as follows:

                         FISCAL       MINIMUM
                          YEAR        PAYMENTS
                        ---------   -----------
                          2003      $10,231,000
                          2004        1,172,000
                          2005        1,166,000
                          2006        1,170,000
                          2007        1,187,000
                        2008-2011     4,402,000
                                    -----------
                        TOTAL       $19,328,000
                                    ===========

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

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. In addition, the Company has held discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management is conducting a "Brownsfield" evaluation of the property. It is anticipated that this assessment will be completed in approximately eighteen months. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has, therefore, established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

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

The carrying amount and the estimated fair value of long-term debt is as follows at September 30, (in thousands):

                          2002                      2001
                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                 ----------   ----------   ----------   ----------
Long-term debt   $  102,554   $  119,335   $   92,451   $   99,060

10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information," requires that companies disclose segment information which reflects how management makes decisions about allocating resources to segments and measuring their performance. The reportable segments disclosed herein were determined based on such factors as the regulatory environment and the types of products and services offered.

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The Company also provides marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services which are aggregated with EnergySouth, the holding company, and included in the Other category. For the years ended September 30, 2002, 2001, and 2000, all segments were located in Southwest Alabama.

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

AS OF AND FOR THE YEAR ENDED         NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2002 (IN THOUSANDS):   DISTRIBUTION      STORAGE          OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------------   ------------    ------------    ------------    ------------   ------------
Operating Revenues                   $     74,290    $     11,516    $      5,064    $     (4,451)  $     86,419
Cost of Gas                                26,460                                          (4,193)        22,267
Cost of Merchandise & Jobbing                                               2,663                          2,663
Operations and Maintenance Expense         19,875           2,069           2,367            (286)        24,025
Depreciation Expense                        6,581           1,570              21                          8,172
Taxes, Other Than Income Taxes              5,963             525              60                          6,548
                                     ------------    ------------    ------------    ------------   ------------
Operating Income                           15,411           7,352             (47)             28         22,744
                                     ------------    ------------    ------------    ------------   ------------
Interest Income (Expense) - Net            (3,257)         (4,385)           (165)            (28)        (7,835)
Allow. for Borrowed Funds Used
  During Construction                          43           2,001                                          2,044
Less: Minority Interest                      (290)           (449)                                          (739)
                                     ------------    ------------    ------------    ------------   ------------
Income Before Income Taxes           $     11,907    $      4,519    $       (212)                  $     16,214
                                     ============    ============    ============    ============   ============
Capital Expenditures                 $      8,316    $     17,341    $        (31)                  $     25,626
Property, Plant, and Equipment       $    111,065    $     76,698    $         60                   $    187,823
Total Assets                         $    123,737    $     83,645    $     14,092                   $    221,474

AS OF AND FOR THE YEAR ENDED         NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2001 (IN THOUSANDS):   DISTRIBUTION      STORAGE          OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------------   ------------    ------------    ------------    ------------   ------------
Operating Revenues                   $     99,628    $      8,076    $      4,527    $     (4,472)  $    107,759
Cost of Gas                                56,296                                          (4,243)        52,053
Cost of Merchandise & Jobbing                                               2,302                          2,302
Operations and Maintenance Expense         17,824           1,594           1,741            (229)        20,930
Depreciation Expense                        6,123           1,161              28                          7,312
Taxes, Other Than Income Taxes              7,165             336              48                          7,549
                                     ------------    ------------    ------------    ------------   ------------
Operating Income                           12,220           4,985             408                         17,613
                                     ------------    ------------    ------------    ------------   ------------
Interest Income (Expense) - Net            (3,431)         (2,824)           (263)                        (6,518)
Allow. for Borrowed Funds Used
  During Construction                         284           1,437                                          1,721
Less: Minority Interest                      (295)           (356)                                          (651)
                                     ------------    ------------    ------------    ------------   ------------
Income Before Income Taxes           $      8,778    $      3,242    $        145                   $     12,165
                                     ============    ============    ============    ============   ============
Capital Expenditures                 $     15,497    $     28,058    $         12                   $     43,567
Property, Plant, and Equipment       $    109,764    $     60,749    $         79                   $    170,592
Total Assets                         $    127,741    $     79,505    $     15,111                   $    222,357

AS OF AND FOR THE YEAR ENDED         NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2000 (IN THOUSANDS):   DISTRIBUTION      STORAGE          OTHER        ELIMINATIONS   CONSOLIDATED
----------------------------------   ------------    ------------    ------------    ------------   ------------
Operating Revenues                   $     66,793    $      7,052    $      4,435    $     (4,183)  $     74,097
Cost of Gas                                24,126                                          (4,122)        20,004
Cost of Merchandise & Jobbing                                               2,273                          2,273
Operations and Maintenance Expense         18,040           1,043           1,189             (61)        20,211
Depreciation Expense                        5,676           1,048              11                          6,735
Taxes, Other Than Income Taxes              5,260             335              27                          5,622
                                     ------------    ------------    ------------    ------------   ------------
Operating Income                           13,691           4,626             935                         19,252
                                     ------------    ------------    ------------    ------------   ------------
Interest Income (Expense) - Net            (2,825)         (1,454)           (323)                        (4,602)
Allow. for Borrowed Funds Used
  During Construction                          90              90                                            180
Less: Minority Interest                      (356)           (412)                                          (768)
                                     ------------    ------------    ------------    ------------   ------------
Income Before Income Taxes           $     10,600    $      2,850    $        612                   $     14,062
                                     ============    ============    ============    ============   ============
Capital Expenditures                 $     10,995    $        522    $         69                   $     11,586
Property, Plant, and Equipment       $    100,491    $     33,769    $         91                   $    134,351
Total Assets                         $    112,744    $     42,630    $     12,006                   $    167,380

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2002 and 2001 is summarized as follows (in thousands, except per share data):

THREE MONTHS ENDED                                      DEC. 31     MAR. 31    JUN. 30    SEP. 30
------------------                                      --------    --------   --------   --------
FISCAL 2002
Total Operating Revenues                                $ 24,153    $ 31,276   $ 16,434   $ 14,556
Total Operating Income                                     7,506       9,290      2,785      3,163
Net Income                                                 3,753       4,699        904        875

Basic Earnings Per Share                                $   0.76    $   0.95   $   0.18   $   0.17

Diluted Earnings Per Share                              $   0.75    $   0.93   $   0.18   $   0.17

FISCAL 2001
Total Operating Revenues                                $ 34,140    $ 42,371   $ 16,381   $ 14,867
Total Operating Income                                     5,780       7,073      1,934      2,826
Income before Extraordinary Loss on Early
   Extinguishment of Debt                                  2,741       3,636        489        695
Extraordinary Loss on Early Extinguishment of Debt        (1,423)
Net Income                                                 1,318       3,636        489        695

Basic Earnings Per Share
   Income before Extraordinary Loss on Early            $   0.56    $   0.74   $   0.10   $   0.14
       Extinguishment of Debt
   Extraordinary Loss on Early Extinguishment of Debt      (0.29)
       Net Income                                       $   0.27    $   0.74   $   0.10   $   0.14

Diluted Earnings Per Share
   Income before Extraordinary Loss on Early            $   0.55    $   0.73   $   0.10   $   0.14
       Extinguishment of Debt
   Extraordinary Loss on Early Extinguishment of Debt      (0.29)
       Net Income                                       $   0.26    $   0.73   $   0.10   $   0.14

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

                                                                     SCHEDULE II


                       ENERGYSOUTH, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
                                 (in thousands)



             COLUMN A                    COLUMN B               COLUMN C              COLUMN D          COLUMN E
            -----------                 ----------             ----------            ----------        ----------
                                                               ADDITIONS
                                                       ------------------------
                                                        CHARGED        CHARGED
                                        BALANCE AT      TO COSTS       TO OTHER                         BALANCE
                                        BEGINNING         AND          ACCOUNTS      DEDUCTIONS          AT END
            DESCRIPTION                  OF YEAR        EXPENSES        AMOUNT         AMOUNT           OF YEAR
            -----------                 ----------     ----------     ----------     ----------        ----------
Reserves deducted from assets
to which they apply:


(a) Inventory Reserves

September 30, 2002                      $        6     $      469                    $      392        $       83
September 30, 2001                      $        6                                                     $        6
September 30, 2000                      $        6                                                     $        6

(b) Allowance for Doubtful Accounts

September 30, 2002                      $      849     $      598                    $      496(1)     $      951
September 30, 2001                      $      749     $      580     $      664(2)  $    1,144(1)     $      849
September 30, 2000                      $      652     $      431                    $      334(1)     $      749

Notes:

(1) Amounts written off - net of recoveries.

(2) Consistent with regulatory treatment allowed by the APSC October 2001 rate order, approximately $664,000 of bad debt expense was reclassified as a regulatory asset and will be amortized to expense over the next five years.

                                EXHIBIT INDEX


Exhibit No.       Description   (Exhibits prior to February 2, 1998 filed by
-----------       -----------   Mobile Gas)

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

 4(a)-16                      7/1/93            Form 10-K for fiscal year                      4(a)-16
                                                ended September 30, 1993

                            Sup. Ind.
                           Dated as of                    File Reference                       Exhibit
                           -----------                    --------------                       -------
  4(a)-17                    12/3/93            Form 10-K for fiscal year                      4(a)-17
                                                ended September 30, 1993

  4(a)-18                    11/1/96            Form 10-K for fiscal year                      4(a)-18
                                                ended September 30, 1997

  4(a)-19                     8/01/02           Form 10-K for fiscal year                      4(a)-19
                                                ended September 30, 2002(1)

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

  10(a) Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999)(3)

  10(b) Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31,
                  1999)(3)

  10(b)-1 Letter agreement dated July 19, 2000, modifying Agreement for Firm and Interruptible Storage Services between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000)(3)

  10(b)-2 Storage Service Agreement between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000 (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30,
                  2000)(3)

  10(c) Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999)(3)

  10(c)-1 Letter agreement dated July 19, 2000, modifying Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company,

                  Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000)(3)

  10(d)-5 NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

  10(g) Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

  10(g)-1         Supplemental Deferred Compensation Agreement with John S.
                  Davis dated December 10, 1999 (incorporated by reference to
                  Exhibit 10(g)-1 to Form 10-K for fiscal year ended September 30, 1999)(2)

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

  10(s) Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992)(2)(4)

  10(t) Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

  10(v) Revolving Credit Agreement dated March 28, 2001 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders(1)

  10(x) Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994)(2)

  10(z)-1 Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z)-1 to Form 10-K for fiscal year ended September 30,
                  2000)(2)

  18 Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

  21 Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

  23              Consent of Deloitte & Touche LLP(1)

  99(a) Report and Order of Alabama Public Service Commission dated October 3, 2001 (incorporated by reference to Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

  99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer(1)

  99(c) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer(1)


(1)  Filed herewith.

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