Form 10-Q
period 2002-12-31
ENERGYSOUTH INC
filed 2003-02-05
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2002

                           Commission File No. 0-29604

                                ENERGYSOUTH, INC.
             (Exact name of registrant as specified in its charter)

             Alabama                                             58-2358943
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    2828 Dauphin Street, Mobile, Alabama                             36606
 ---------------------------------------------------------------------------
  (Address of principal executive office)                         (Zip Code)

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

Common stock ($.01 par value) outstanding at January 31, 2003 - 5,056,381 shares.

                                ENERGYSOUTH, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   Financial Information (Unaudited):

          Consolidated Balance Sheets - December 31,
          2002 and 2001 and September 30, 2002                             3 - 4

          Consolidated Statements of Income - Three and
          Twelve Months Ended December 31, 2002 and 2001                     5

          Consolidated Statements of Cash Flows - Three
          Months Ended December 31, 2002 and 2001                            6

          Notes to Consolidated Financial Statements                      7 - 11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12 - 21

          Quantitative and Qualitative Disclosures About
          Market Risk                                                       21

PART II.  Other Information                                              22 - 27

                         PART 1. FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                                 December 31,            September 30,
-----------------------------------------------------------------------------------------------------------------------
In Thousands                                                                   2002          2001             2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and Cash Equivalents                                                  $   4,242      $  16,206       $   10,562
 Receivables
  Gas                                                                          11,313          8,651            4,755
  Unbilled Revenue                                                              2,742          4,485              956
  Merchandise                                                                   2,738          2,897            2,621
  Other                                                                           717            946              743
  Allowance for Doubtful Accounts                                              (1,218)        (1,237)            (951)
 Materials, Supplies, and Merchandise, Net (At Average Cost)                    1,424          2,568            1,598
 Gas Stored Underground For Current Use (At Average Cost)                       2,749          3,614            3,086
 Deferred Income Taxes                                                          2,118          3,203            2,583
 Prepayments                                                                      757            827              777
-----------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                       27,582         42,160           26,730
-----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT                                                228,605        219,268          227,740
  Less: Accumulated Depreciation and Amortization                              68,852         62,653           66,912
-----------------------------------------------------------------------------------------------------------------------
    Property, Plant, and Equipment - Net                                      159,753        156,615          160,828
  Construction Work in Progress                                                29,424         16,798           26,995
-----------------------------------------------------------------------------------------------------------------------
    Total Property, Plant, and Equipment                                      189,177        173,413          187,823
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
 Prepaid Pension Cost                                                             449                             318
 Deferred Charges                                                                 540            640              566
 Prepayments                                                                    1,053          1,110            1,067
 Regulatory Assets                                                              1,538            904              653
 Merchandise Receivables Due After One Year                                     4,467          5,149            4,463
-----------------------------------------------------------------------------------------------------------------------
    Total Other Assets                                                          8,047          7,803            7,067
-----------------------------------------------------------------------------------------------------------------------
      TOTAL                                                                 $ 224,806     $  223,376      $   221,620
-----------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

                         PART 1. FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                     December 31,            September 30,
-------------------------------------------------------------------------------------------
In Thousands, Except Share Data                   2002           2001             2002
-------------------------------------------------------------------------------------------
                                                      (Unaudited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
 Current Maturities of Long-Term Debt         $   4,437       $   1,859       $    3,909
 Notes Payable                                    2,550          16,560
 Accounts Payable                                 6,824           5,684            5,665
 Dividends Declared                               1,365           1,287            1,363
 Customer Deposits                                1,440           1,489            1,475
 Taxes Accrued                                    3,805           5,071            3,933
 Interest Accrued                                   682             688            1,342
 Deferred Purchased Gas Adjustment                1,920           4,011            3,182
 Unearned Revenue (Note 8)                          872           2,046            1,397
 Other                                            1,298           2,002            1,296
-------------------------------------------------------------------------------------------
       Total Current Liabilities                 25,193          40,697           23,562
-------------------------------------------------------------------------------------------

OTHER LIABILITIES
 Unearned Revenue (Note 8)                           74             862               36
 Accrued Pension Cost                                                89
 Accrued Postretirement Benefit Cost                541             688              570
 Deferred Income Taxes                           15,959          13,836           15,275
 Deferred Investment Tax Credits                    308             335              314
 Other                                            3,220           1,772            2,290
-------------------------------------------------------------------------------------------
       Total Other Liabilities                   20,102          17,582           18,485
-------------------------------------------------------------------------------------------
          Total Liabilities                      45,295          58,279           42,047
-------------------------------------------------------------------------------------------

CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
    (Authorized 10,000,000 Shares; Outstanding
      December 2002 - 5,054,000;
      December 2001 - 4,951,000;
      September 2002 - 5,048,000 Shares)             51              50               50
    Capital in Excess of Par Value               21,756          19,618           21,607
    Retained Earnings                            57,635          53,154           55,626
-------------------------------------------------------------------------------------------
       Total Stockholders' Equity                79,442          72,822           77,283
Minority Interest                                 3,768           3,383            3,645
Long-Term Debt                                   96,301          88,892           98,645
-------------------------------------------------------------------------------------------
          Total Capitalization                  179,511         165,097          179,573
-------------------------------------------------------------------------------------------
            TOTAL                             $ 224,806     $   223,376     $    221,620
-------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months                 Twelve Months
ENERGYSOUTH, INC.                                                              Ended December 31,           Ended December 31,
----------------------------------------------------------------------------------------------------   ----------------------------
In Thousands, Except Per Share Data                                           2002           2001          2002             2001
----------------------------------------------------------------------------------------------------   ----------------------------
OPERATING REVENUES
 Gas Revenues                                                              $  24,242      $  22,799     $  83,006       $   93,412
 Merchandise Sales                                                             1,107            982         3,624            2,967
 Other                                                                           364            372         1,350            1,391
----------------------------------------------------------------------------------------------------   ----------------------------
   Total Operating Revenues                                                   25,713         24,153        87,980           97,770
----------------------------------------------------------------------------------------------------   ----------------------------
OPERATING EXPENSES
 Cost of Gas                                                                   7,628          6,265        23,630           40,386
 Cost of Merchandise                                                             813            733         3,277            2,258
 Operations and Maintenance                                                    5,983          5,804        23,705           21,140
 Depreciation                                                                  2,282          2,098         8,356            7,595
 Taxes, Other Than Income Taxes                                                1,896          1,747         6,698            7,068
----------------------------------------------------------------------------------------------------   ----------------------------
   Total Operating Expenses                                                   18,602         16,647        65,666           78,447
----------------------------------------------------------------------------------------------------   ----------------------------
OPERATING INCOME                                                               7,111          7,506        22,314           19,323
----------------------------------------------------------------------------------------------------   ----------------------------
OTHER INCOME AND (EXPENSE)
 Interest Expense                                                             (2,099)        (2,068)       (8,111)          (8,351)
 Allowance for Borrowed Funds Used During Construction                           571            554         2,061            2,227
 Interest Income                                                                  19            193           106            1,238
 Minority Interest                                                              (190)          (186)         (743)            (603)
----------------------------------------------------------------------------------------------------   ----------------------------
   TOTAL OTHER INCOME (EXPENSE)                                               (1,699)        (1,507)       (6,687)          (5,489)
----------------------------------------------------------------------------------------------------   ----------------------------

INCOME BEFORE INCOME TAXES                                                     5,412          5,999        15,627           13,834
Income Taxes                                                                   2,038          2,246         5,775            5,261
----------------------------------------------------------------------------------------------------   ----------------------------

NET INCOME                                                                 $   3,374      $   3,753     $   9,852       $    8,573
====================================================================================================   ============================

EARNINGS PER SHARE
----------------------------------------------------------------------------------------------------   ----------------------------
 Basic                                                                     $    0.67      $    0.76     $    1.97       $    1.74
 Diluted                                                                   $    0.66      $    0.75     $    1.94       $    1.72

----------------------------------------------------------------------------------------------------   ----------------------------

AVERAGE COMMON SHARES OUTSTANDING
----------------------------------------------------------------------------------------------------   ----------------------------
 Basic                                                                         5,052          4,947         4,993            4,934
 Diluted                                                                       5,113          5,017         5,070            4,997
----------------------------------------------------------------------------------------------------   ----------------------------

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             THREE MONTHS
ENERGYSOUTH, INC.                                                                          ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
In Thousands                                                                             2002             2001
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                          $  3,374         $   3,753
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
   Depreciation and Amortization                                                          2,377             2,207
   Provision for Losses on Receivables and Inventory                                        160               273
   Provision for Deferred Income Taxes                                                    1,186               556
   Minority Interest                                                                        190               186
   Changes in Operating Assets and Liabilities:
     Receivables                                                                         (8,344)           (4,269)
     Inventory                                                                              509               251
     Payables                                                                              (902)           (5,092)
     Other                                                                                 (602)            1,778
------------------------------------------------------------------------------------------------------------------

       Net Cash Used by Operating Activities                                           $ (2,052)        $    (357)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES
   Capital Expenditures                                                                  (3,700)           (4,986)
   Changes in Temporary Investments                                                                         3,000
------------------------------------------------------------------------------------------------------------------

       Net Cash Used by Investing Activities                                             (3,700)           (1,986)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITES
   Repayment of Long-Term Debt                                                           (1,816)           (1,700)
   Changes in Short-Term Borrowings                                                       2,550             3,325
   Payment of Dividends                                                                  (1,365)           (1,287)
   Dividend Reinvestment                                                                     85                87
   Exercise of Stock Options                                                                 44               145
   Partnership Distributions to Minority Interest Holders                                   (66)              (73)
------------------------------------------------------------------------------------------------------------------

       Net Cash Provided (Used) by Financing Activities                                    (568)              497
------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (6,320)           (1,846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         10,562            18,052
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  4,242         $  16,206
==================================================================================================================

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

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

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three-month period ended December 31, 2002 and 2001 are not indicative of the results to be expected for the full year.

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

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million (the "Initial Reserve Balance") has been recorded October 1, 2002 within Regulatory Assets and Other Long-Term Liabilities on the accompanying balance sheet and is being recovered from customers up to an amount in any one year not to exceed one-third of the

Initial Reserve Balance through rates beginning October 1, 2002.

Mobile Gas' rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company's operating margin. The adjustment is calculated monthly for the months of November through April and applied to customers' bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential and small commercial customers.

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

FOR THE THREE MONTHS ENDED                   NATURAL GAS      NATURAL GAS
DECEMBER 31, 2002 (IN THOUSANDS):            DISTRIBUTION       STORAGE     OTHER      ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                             $ 22,270         $ 3,030    $ 1,468       $ (1,055)        $ 25,713

Cost of Gas                                       8,673                                    (1,045)           7,628
Cost of Merchandise                                                            813                             813
Operations and Maintenance Expense                5,081             465        447            (10)           5,983
Depreciation Expense                              1,756             526          -                           2,282
Taxes, Other Than Income Taxes                    1,705             171         20                           1,896
--------------------------------------------------------------------------------------------------------------------
Operating Income                                  5,055           1,868        188              -            7,111
--------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                    (936)         (1,144)         -                          (2,080)
Allow. for Borrowed Funds Used
  During Construction                                 7             564                                        571
Less: Minority Interest                             (73)           (117)                                      (190)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     $  4,053         $ 1,171    $   188                        $  5,412
====================================================================================================================

FOR THE THREE MONTHS ENDED                   NATURAL GAS      NATURAL GAS
DECEMBER 31, 2001 (IN THOUSANDS):            DISTRIBUTION       STORAGE     OTHER      ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                             $ 21,282         $ 2,562    $ 1,353       $ (1,044)        $ 24,153

Cost of Gas                                       7,297                                    (1,032)           6,265
Cost of Merchandise & Jobbing                                                  733                             733
Operations and Maintenance Expense                4,848             453        515            (12)           5,804
Depreciation Expense                              1,658             434          6                           2,098
Taxes, Other Than Income Taxes                    1,612             116         19                           1,747
--------------------------------------------------------------------------------------------------------------------
Operating Income                                  5,867           1,559         80              -            7,506
--------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                    (844)         (1,039)         8                          (1,875)
Allow. for Borrowed Funds Used
  During Construction                                11             543                                        554
Less: Minority Interest                             (90)            (96)                                      (186)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     $  4,944         $   967    $    88                        $  5,999
====================================================================================================================

FOR THE TWELVE MONTHS ENDED                  NATURAL GAS      NATURAL GAS
DECEMBER 31, 2002 (IN THOUSANDS):            DISTRIBUTION       STORAGE     OTHER      ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                             $ 75,278        $ 11,985    $ 5,114       $ (4,397)        $ 87,980

Cost of Gas                                      27,834                                    (4,204)          23,630
Cost of Merchandise & Jobbing                                                3,277                           3,277
Operations and Maintenance Expense               20,108           2,081      1,709           (193)          23,705
Depreciation Expense                              6,679           1,662         15                           8,356
Taxes, Other Than Income Taxes                    6,057             580         61                           6,698
--------------------------------------------------------------------------------------------------------------------
Operating Income                                 14,600           7,662         52              -           22,314
--------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                  (3,520)         (4,491)         6                          (8,005)
Allow. for Borrowed Funds Used
  During Construction                                39           2,022                                      2,061
Less: Minority Interest                            (273)           (470)                                      (743)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     $ 10,846        $  4,723    $    58                        $ 15,627
====================================================================================================================

FOR THE TWELVE MONTHS ENDED                  NATURAL GAS      NATURAL GAS
DECEMBER 31, 2001 (IN THOUSANDS):            DISTRIBUTION       STORAGE     OTHER      ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                             $ 88,998         $ 8,614    $ 4,358       $ (4,200)        $ 97,770

Cost of Gas                                      44,537                                    (4,151)          40,386
Cost of Merchandise & Jobbing                                                2,258                           2,258
Operations and Maintenance Expense               17,722           1,796      1,671            (49)          21,140
Depreciation Expense                              6,266           1,301         28                           7,595
Taxes, Other Than Income Taxes                    6,654             359         55                           7,068
--------------------------------------------------------------------------------------------------------------------
Operating Income                                 13,819           5,158        346              -           19,323
--------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                  (3,650)         (3,500)        37                          (7,113)
Allow. for Borrowed Funds Used
  During Construction                               251           1,976                                      2,227
Less: Minority Interest                            (274)           (329)                                      (603)
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     $ 10,146         $ 3,305    $   383                        $ 13,834
====================================================================================================================

Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 61,000 and 70,000 for the three months ended December 31, 2002 and 2001, respectively, and 77,000 and 63,000 for the twelve months ended December 31, 2002 and 2001, respectively. These differences in equivalent shares are from outstanding stock options.

Note 7. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and other certain intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 was adopted by the Company on October 1, 2002 and did not have a material impact on the Company's financial statements.

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

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses accounting and reporting standards for long-lived assets. SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. SFAS 144 did not have an impact on the Company's financial statements when adopted by the Company on October 1, 2002.

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

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and addresses the recognition and measurement of costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 applies to all disposal activities initiated after December 31, 2002. Thus SFAS 146 will be effective for the Company in the second quarter of fiscal 2003 and is not expected to have a material impact on the Company's financial statements.

Note 8. In November 2001, Bay Gas entered into an agreement which grants a nineteen month option to transport additional volumes in excess of the volumes currently under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, of which the unamortized balance, $862,000, is classified as a component of unearned revenue on the Company's consolidated balance sheet as of December 31, 2002 and is being amortized over the remaining life of the option agreement.

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

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended December 31, 2002 decreased $0.09, down 12% from the three months ended December 31, 2001, due primarily to decreased earnings from Mobile Gas' distribution business. For the twelve months ended December 31, 2002, earnings per share increased $0.22, or 13%, from the prior year twelve-month period due to increased earnings from Mobile Gas' distribution business and natural gas storage and transportation operations at Bay Gas. Financial information by business segment is shown in Note 5 to the Consolidated Financial Statements above.

Earnings from the Company's natural gas distribution business declined $0.11 per share for the three months ended December 31, 2002 when compared to the same prior year period. Mobile Gas' earnings were negatively impacted by a decrease in margins from temperature sensitive customers due to weather conditions and a decline in these customers' gas consumption per heating degree-day. Increased operations expenses and depreciation expense also contributed to the decline in Mobile Gas' earnings. Mobile Gas' earnings contributed an increase in earnings per share of $0.08 for the twelve month period ended December 31, 2002 as compared to the prior year due primarily to the general rate increase which went into effect October 2, 2001.

The Company's natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.02 (15%) and $0.19 (45%), respectively, for the three and twelve-month periods ended December 31, 2002 as compared to the same prior year periods. The increases are due primarily to increased transportation revenues, revenues from short-term interruptible storage contracts, and consideration received for an option agreement to transport additional volumes over and above contracted volumes. Increased revenues were partially offset by an increase in operations and maintenance costs, depreciation expense due to expansion projects completed and placed into service, and increased net interest expense.

Earnings from other business operations increased slightly for the three months ended December 31, 2002 as compared to the same period in fiscal 2002 due primarily to an increase in merchandise sales. Earnings declined $0.05 per share during the twelve-month period ended December 31, 2002 as a result of the liquidation of generator inventories and reserves for slow moving merchandise inventory.

NATURAL GAS DISTRIBUTION

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Other costs, including a return on investment, are recovered through rates approved by the APSC. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995 to recover increases in these other costs. The APSC approved new base rates, effective October 2, 2001, which were designed to increase annual gas revenues by approximately $7.8 million.

Mobile Gas also requested approval of a Rate Stabilization and Equalization
(RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. The APSC conducted a hearing in May 2002 and subsequently approved an RSE tariff for Mobile Gas. A rate adjustment, designed to increase annual gas revenues by approximately $2.2 million, was implemented under the RSE tariff effective December 1, 2002. See Note 4 to the Consolidated Financial Statements above for a more detailed explanation.

The Company's distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other factors, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider during the months of November through April to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers' bills in colder than normal weather and increasing the base rate portion of customers' bills in warmer than normal weather. Normal weather for the Company's service territory is defined as the 30-year average temperature as determined by the National Weather Service.

The table below summarizes operating revenues, margins and volumes by customer class for the three and twelve-month periods ended December 31, 2002 and 2001:

                                                          THREE MONTHS                TWELVE MONTHS
NATURAL GAS DISTRIBUTION                                  ENDED DEC 31,                ENDED DEC 31,

                                                        2002          2001           2002          2001
----------------------------------------------------------------------------------------------------------
REVENUE (BEFORE ELIMINATIONS)
  Residential                                         $ 14,893      $ 14,486       $ 48,222      $ 57,928
  Commercial and Industrial - Small                      3,348         3,071         11,406        13,750
----------------------------------------------------------------------------------------------------------
 Total Temperature Sensitive Revenue                    18,241        17,557         59,628        71,678
----------------------------------------------------------------------------------------------------------

  Commercial and Industrial - Large                      1,922         1,488          6,870         8,907
  Transportation (includes SGT revenues)                 1,854         1,989          7,796         7,635
  Other                                                    250           248            966           778
----------------------------------------------------------------------------------------------------------

TOTAL NATURAL GAS DISTRIBUTION REVENUE                $ 22,267      $ 21,282       $ 75,260      $ 88,998
----------------------------------------------------------------------------------------------------------

Cost of Natural Gas                                     (8,673)       (7,297)       (27,834)      (44,537)

Revenue Taxes                                           (1,108)       (1,032)        (3,779)       (4,409)

----------------------------------------------------------------------------------------------------------
NATURAL GAS DISTRIBUTION SALES
 AND TRANSPORTATION MARGINS                           $ 12,486      $ 12,953       $ 43,647      $ 40,052
----------------------------------------------------------------------------------------------------------

DELIVERIES (THERMS)
  Residential                                           14,431        12,469         44,573        44,479
  Commercial and Industrial - Small                      3,984         3,401         13,340        12,876
----------------------------------------------------------------------------------------------------------
 Total Temperature Sensitive Deliveries                 18,415        15,870         57,913        57,355
----------------------------------------------------------------------------------------------------------

  Commercial and Industrial - Large                      3,086         2,602         11,163        11,563
  Transportation (including SGT volumes)                68,545        83,450        340,537       368,078
----------------------------------------------------------------------------------------------------------

TOTAL NATURAL GAS DISTRIBUTION VOLUMES                  90,046       101,922        409,613       436,996
==========================================================================================================

Natural Gas Distribution revenues increased $985,000 (5%) during the first three months of fiscal 2003 as compared to the same three-month period in fiscal 2002 due to increased volumes delivered to customers and a rate adjustment under RSE which was effective December 1, 2002. Gas sales revenue from residential and small commercial customers, commonly referred to as temperature-sensitive customers, increased $684,000 (4%) for the three-month period ended December 31, 2002. This increase in revenues is due primarily to a 16% increase in gas volumes sold to these customers as a result of weather that was 45% colder than the prior year and 17% colder than normal in terms of heating degree-days.

Gas sales revenue from large commercial and industrial customers increased $434,000 (29%) in the first quarter of fiscal 2003 due to a 19% increase in gas volumes sold. While volumes sold to commercial customers increased in general, a significant amount of the increase is due to one customer that switched from transportation-only service to sales in January 2002. Additionally, one industrial customer used more gas during the current year period due to the unique operational needs of its business. Transportation revenues decreased $135,000 (7%) due to a continued decline in volumes transported to plants in the pulp and paper industry and one customer that switched from transportation-only services to sales as mentioned above. Transportation volumes also decreased during the current year three-month period as a result of one transportation customer that experienced a chemical fire at its plant in September 2002. Repairs have been made and the plant became fully operational in January 2003.

Revenues for the twelve months ended December 31, 2002 decreased $13,738,000 (15%) compared to the twelve months ended December 31, 2001 due primarily to a return to more normal pricing after the dramatic rise of natural gas prices experienced during the winter heating season of fiscal 2001. During this time, natural gas prices increased to levels which far exceeded their 10-year average. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increase or decrease in margins. Gas sales revenue from temperature sensitive customers decreased $12,050,000 (17%) for the twelve months ended December 31, 2002. The fluctuations in natural gas prices discussed above more than offset increased revenues from the general rate increase effective October 2, 2001 and slightly higher volumes delivered to customers due to colder weather.

Gas sales revenue from large commercial and industrial customers decreased as a result of fluctuating gas prices and a 3% decline in volumes delivered. Volumes decreased primarily due to one industrial customer that did not use a significant amount of gas that it had used in the prior twelve-month period due to unique operational needs that did not occur in the current year twelve-month period. Transportation revenues increased $161,000 (2%) for the twelve months ended December 31, 2002. International Paper (IP) closed its Mobile plant in December 2000. Upon termination of the contract in July 2002, Mobile Gas received consideration that was recognized as transportation revenue. Volumes transported during the twelve months ended December 31, 2002 decreased 7% due to the same factors discussed for the three-month period. Partially offsetting these declines were increased volumes delivered to a gas-powered generation facility, with which Mobile Gas has a long-term contract, that began operations in June 2001.

Other revenues increased $2,000 (1%) and $188,000 (24%) for the three and twelve month periods ending December 31, 2002 due primarily to increases in charges for connection, collection, and bad debt fees which went into effect October 2, 2001.

Natural gas distribution margins declined $467,000 (4%) for the three-month period ended December 31, 2002 due primarily to temperature sensitive customers. The Company utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. The month of October 2002, which is not subject to temperature adjustment, was 81% warmer than October 2001 and 64% warmer than normal. Since October billings are not subject to temperature adjustment, the full impact of reduced volumes sold due to the warmer weather is reflected through lower margins. The months of November and December were much colder than the prior year and normal weather but the temperature adjustment rider, which applies to customer bills during these months, mitigated the impact of the colder weather on margins. Margins realized during these months were, in fact, lower than the prior year due to a decrease in residential customers' gas consumption per heating degree-day which determines the recovery of margins through the temperature adjustment rider. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced slight declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. The decline in usage per degree-day in November and December exceeded historical averages. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather. Partially offsetting these lower margins were increased margins realized from a rate adjustment effective December 1, 2002 under the RSE ratemaking methodology now in effect for Mobile Gas. Margins from sales to large commercial and industrial customers increased for the three months ended December 31, 2002 due to the increase in related revenues discussed previously. Because transportation revenues do not have an associated cost of gas, the margin change on these revenues approximates the change in revenues discussed above.

Natural gas distribution margins increased $3,595,000 (9%) for the twelve-month period ended December 31, 2002 primarily as a result of the general rate increase which became effective October 2, 2001. The increase in margins realized in the twelve months ended December 31, 2002 was less than the amount anticipated from the rate increase due to the decline in temperature sensitive customers' gas consumption per heating degree-day and a decrease in volumes sold and transported to commercial and industrial customers as discussed in gas revenues above.

Operations and maintenance (O&M) expenses increased $233,000 (5%) for the three months ended December 31, 2002 due to an increase in payroll, health and other insurance costs, pension costs and expenses related to the establishment of the ESR reserves as discussed in Note 4 to the Consolidated Financial Statements above. O&M expenses increased $2,386,000 (13%) for the twelve months ended December 31, 2002 due to an increase in payroll and benefits, bad debt expense and advertising expenses.

Depreciation expense increased $98,000 (6%) and $413,000 (7%), respectively, for the three and twelve month periods ended December 31, 2002 due to Mobile Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $93,000 (6%) for the three-month period ended December 31, 2002 and decreased $597,000 (9%) for the twelve-month period primarily as a result of fluctuating revenues.

Interest expense increased $37,000 (4%) for the three months ended December 31, 2002 and decreased $250,000 (7%) for the twelve-month period. The increase during the first three months of fiscal 2003 is due primarily to interest on long-term debt. In August 2002, Mobile Gas issued $12,000,000 in 6.9% First Mortgage Bonds. A portion of the proceeds from the issuance was used to repay the remaining short-term borrowings under the line of credit. The decrease in interest expense for the twelve months ended December 31, 2002 is due to a decrease in short-term borrowings and a decline in short-term borrowing rates.

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

The construction of natural gas-fired electric generation facilities in the southeast has provided new opportunities to provide gas storage and transportation services. Construction of Phase I of Bay Gas' second storage cavern is nearing completion and is expected to commence operations no later than April 1, 2003. Although Phase I was originally targeted to begin operations December 1, 2002, the Company does not expect the delayed commencement of operations to have a material effect on its financial condition or results of operations. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Phase I will have working gas capacity of approximately 2.5 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern. Phase II is planned to provide for an additional 1.5 Bcf of working gas capacity. Cavern development under Phase II is projected to begin in April 2003 and will be done without interruption of storage operations.

In order to provide additional pipeline capacity to serve existing customers' transportation needs and provide the infrastructure for anticipated growth in the area, Bay Gas completed construction of two additional pipelines. Construction was completed in June 2001 of an 11-mile, 20-inch pipeline that parallels the northern portion of the existing Bay Gas pipeline. Construction was completed in November 2001 of a new 18-mile, 24-inch pipeline that connects Bay Gas' existing line with Gulf South Pipeline Company's (Gulf South) high-pressure pipeline and provides a second connection with Mobile Gas' distribution system.

Bay Gas' revenues increased $468,000 (18%) and $3,371,000 (39%) during the three and twelve month periods ended December 31, 2002, respectively. See Note 5 to the Consolidated Financial Statements above for segment disclosure. Revenues from the transportation of natural gas increased due to additional customers for the three and twelve-month periods. Revenues for the twelve months ended December 31, 2002 were also impacted by increased transportation to Phase II of Alabama Power's gas-powered generating facility at Plant Barry which became operational in June 2001. Additionally, in November 2001, Bay Gas began transporting gas under another long-term contract upon completion of the new 24-inch, 18-mile pipeline that connects Bay Gas to Gulf South's high pressure pipeline. Bay Gas also entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement that is being amortized over the nineteen-month option period. Short term storage agreements also contributed to the increased revenues during the three and twelve-month periods ended December 31, 2002. Under these short-term agreements, available storage capacity is leased to customers on a day-to-day basis thereby optimizing the cavern capacity.

Operations and maintenance (O&M) expenses increased $12,000 (3%) and $285,000 (16%) during the three and twelve months ended December 31, 2002, respectively, due to an increase in payroll and payroll related costs, an increase in insurance costs related to property and liability coverages, and a general increase in operating cost as a result of the expansion activities of Bay Gas. Also contributing to the increase in O&M expenses during the twelve-month period was a $145,000 repair to a compressor.

Depreciation expense increased $92,000 (21%) and $361,000 (28%), respectively, for the three and twelve-month periods ended December 31, 2002 due primarily to the two pipelines completed and placed in service in June 2001 and November 2001.

Taxes, other than income taxes, increased as a result of the new pipelines since these taxes consist primarily of property taxes.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $21,000 and $46,000 for the three-month and twelve-month periods ended December 31, 2002 due to the continued development of Bay Gas' second storage cavern.

Interest income declined $105,000 (86%) and $978,000 (86%), respectively, during the three and twelve month periods ended December 31, 2002 due to a decrease in the unused proceeds from Bay Gas' debt issuance as construction of the second storage cavern nears completion.

Minority interest reflects the minority partners' share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth's subsidiary holds a controlling interest. Minority interest increased $21,000 (22%) and $141,000 (43%) during the three and twelve month periods ended December 31, 2002 due to increased pretax earnings of the partnership.

OTHER

The Company provides marketing, merchandising and other energy-related services through Marketing, Mobile Gas, and Services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 5 to the Consolidated Financial Statements above for segment disclosure.

Other revenues increased $115,000 (8%) during the three-months ended December 31, 2002 due to an increase in merchandise sales. Revenues for the twelve month period ended December 31, 2002 rose $756,000 (17%) over the same period last year as a result of the liquidation of generator inventory which occurred during the quarter ended September 30, 2002.

Cost of merchandise (COM) sold increased $80,000 (11%) and $1,019,000 (45%), respectively, during the three and twelve month periods ended December 31, 2002. COM generally fluctuates in accordance with merchandise revenues; however, during the twelve-month period, an additional $534,000 of costs were recognized due to losses associated with the write-down and liquidation of its generator inventory and the establishment of reserves for other slow-moving merchandise inventory.

In addition to the liquidation of its generator inventory, the Company closed one of its two specialty stores due to losses incurred in these operations during the last two years. The store closing helped to reduce O&M expenses for the three months ended December 31, 2002 by $68,000 (13%).

INCOME TAXES

Income taxes fluctuate with the change in income before income taxes. Income tax expense decreased $208,000 (9%) and increased $514,000 (10%), respectively, for the three and twelve months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows above. The decrease in cash flow from operating activities of $1,695,000 was due primarily to the option payment received by Bay Gas in the three months ended December 31, 2001, which was classified as unearned revenue, and reduced collection of gas costs from customers. These decreases in cash were somewhat offset by an increase in non-cash components of net income such as depreciation and deferred taxes.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During the three months ended December 31, 2002 and 2001, the Company used cash of $3,700,000 and $4,986,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Bay Gas' temporary investments of $3,000,000, which represented a portion of the unused proceeds of the December 2000 debt issuance, matured in December 2001 and were used in Bay Gas' construction projects.

Financing activities used cash of $568,000 during the three months ended December 31, 2002 and provided $497,000 during the three months ended December 31, 2001. Financing activities used an additional $1,065,000 cash during the current year three month period when compared to the same prior year period due primarily to a decline in short term borrowings. Mobile Gas issued $12,000,000 of 6.9% First Mortgage Bonds in August 2002 of which a portion of the proceeds were used to pay off short-term borrowings. Other factors impacting the use of cash were increased payments on long-term debt, increased payment of dividends and a decrease in the number of stock options exercised in the current year quarter.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At December 31, 2002 the Company had $17,450,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company's contractual obligations and commercial commitments as of December 31, 2002:

-------------------------------------------------------------------------------------------------------------------------
                                             REMAINING                                                        FISCAL YEARS
TYPE OF CONTRACTUAL                         FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR     2008 AND
OBLIGATIONS (IN THOUSANDS):                    2003         2004         2005         2006        2007         THEREAFTER
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                               $ 2,093       $ 6,006     $ 6,248      $ 6,463     $ 6,769         $ 73,159
Gas Supply Contracts                           5,653         1,172       1,166        1,170       1,187            4,402

CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002 the Company had approximately $96.3 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2002 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 31, 2003.

         (b) The following nominees were elected as Directors of the Company, to serve until the 2006 Annual Meeting of Stockholders, by the votes indicated:

        Nominee                          For                 Against
-----------------------               ---------              -------
John C. Hope III                      4,624,265              32,063
Judy A. Marston                       4,609,806              46,523
S. Felton Mitchell, Jr.               4,620,446              35,883
Thomas B. Van Antwerp                 4,623,062              33,266

                  The other Directors of the Company whose terms of office continued after the 2002 Annual Meeting are as indicated below:

                                                  To Serve Until the Annual
           Director                          Meeting of Stockholders in the year
----------------------                       -----------------------------------
John S. Davis                                               2004
Walter L. Hovell                                            2004
G. Montgomery Mitchell                                      2004
Walter A. Bell                                              2005
Gaylord C. Lyon                                             2005
Harris V. Morrisette                                        2005
E.B. Peebles, Jr.                                           2005

         (c) The stockholders of the Company approved the 2003 Stock Option Plan of EnergySouth, Inc. by the following vote:

     For                    Against                Abstain
--------------              -------                -------
2,954,578                   280,962                141,470

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.               Description

       10 (r)-2 2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to the definitive proxy statement dated December 23, 2002)

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executice Officer

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

                                                       ENERGYSOUTH, INC.
                                                       ----------------
                                                        (Registrant)

Date: February 5, 2003                                  /s/ John S. Davis
                                                 -------------------------------
                                                           John S. Davis
                                                           President and
                                                     Chief Executive Officer

Date: February 5, 2003                                  /s/ Charles P. Huffman
                                                 -------------------------------
                                                          Charles P. Huffman
                                                       Senior Vice President and
                                                        Chief Financial Officer

                                  Certification

I, John S. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EnergySouth, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to filing this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003                               /s/ John S. Davis
                                                     -----------------------
                                                     John S. Davis
                                                     President and
                                                     Chief Executive Officer

                                  Certification

I, Charles P. Huffman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EnergySouth, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to filing this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003                               /s/  Charles P. Huffman
                                                     ---------------------------
                                                     Charles P. Huffman
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 Exhibit Index

 10 (r)-2 2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to the definitive proxy statement dated December 23, 2002)

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executice Officer

 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer