Form 10-Q
period 2003-03-31
ENERGYSOUTH INC
filed 2003-05-15
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

                           Commission File No. 0-29604

                                ENERGYSOUTH, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                 Alabama                               58-2358943
  ----------------------------------              --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

           2828 Dauphin Street, Mobile, Alabama          36606
         ---------------------------------------------------------
          (Address of principal executive office)      (Zip Code)

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

Common stock ($.01 par value) outstanding at April 28, 2003 - 5,065,187 shares.

                                ENERGYSOUTH, INC.

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.    Financial Information (Unaudited):

           Consolidated Balance Sheets - March 31,
           2003 and 2002 and September 30, 2002                                  3 - 4

           Consolidated Statements of Income - Three and
           Six Months Ended March 31, 2003 and 2002                                5

           Consolidated Statements of Cash Flows - Six
           Months Ended March 31, 2003 and 2002                                    6

           Notes to Consolidated Financial Statements                            7 - 13

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        14 - 22

           Quantitative and Qualitative Disclosures About
           Market Risk                                                            22

           Controls and Procedures                                              22 - 23

PART II.   Other Information                                                    24 - 28

                          PART 1. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                      March 31,          September 30,
======================================================================================    =============
In Thousands                                                       2003         2002          2002
======================================================================================    =============
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                      $  7,502    $  13,901      $  10,562
  Receivables
   Gas                                                             13,428       10,634          4,742
   Unbilled Revenue                                                 2,855        1,547            956
   Merchandise                                                      2,509        2,727          2,621
   Other                                                              761          687            743
   Allowance for Doubtful Accounts                                 (1,506)      (1,481)          (951)
  Materials, Supplies, and Merchandise, Net (At Average Cost)       1,395        2,591          1,598
  Gas Stored Underground For Current Use (At Average Cost)          1,285           43          3,086
  Deferred Purchased Gas Adjustment                                 1,632           --             --
  Deferred Income Taxes                                             1,110        3,189          2,583
  Prepayments                                                         632          465            777
-----------------------------------------------------------------------------------------------------
       Total Current Assets                                        31,603       34,303         26,717
-----------------------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT                                    229,843      223,634        227,740
  Less: Accumulated Depreciation and Amortization                  70,878       64,305         66,912
-----------------------------------------------------------------------------------------------------
       Property, Plant, and Equipment - Net                       158,965      159,329        160,828
  Construction Work in Progress                                    32,020       18,673         26,995
-----------------------------------------------------------------------------------------------------
       Total Property, Plant, and Equipment                       190,985      178,002        187,823
-----------------------------------------------------------------------------------------------------

OTHER ASSETS
  Prepaid Pension Cost                                                581           58            318
  Deferred Charges                                                    542          553            566
  Prepayments                                                       1,039        1,095          1,067
  Regulatory Assets                                                 1,439          813            653
  Merchandise Receivables Due After One Year                        4,271        4,848          4,463
-----------------------------------------------------------------------------------------------------
       Total Other Assets                                           7,872        7,367          7,067
-----------------------------------------------------------------------------------------------------
           TOTAL                                                 $230,460    $ 219,672      $ 221,607
-----------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                          March 31,                  September 30,
=============================================================================================         =============
In Thousands, Except Share Data                                    2003                2002               2002
=============================================================================================         =============
                                                                         (Unaudited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                           $  4,545            $  1,859           $   3,909
  Notes Payable                                                        --               9,935                  --
  Accounts Payable                                                 12,257               5,300               5,665
  Dividends Declared                                                1,367               1,291               1,363
  Customer Deposits                                                 1,477               1,565               1,475
  Taxes Accrued                                                     3,660               4,863               3,933
  Interest Accrued                                                  1,382               1,426               1,342
  Deferred Purchased Gas Adjustment                                    --               3,938               3,182
  Unearned Revenue (Note 8)                                           355               2,068               1,384
  Other                                                             1,355               1,248               1,296
-----------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                    26,398              33,493              23,549
-----------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
  Unearned Revenue (Note 8)                                            71                 345                  36
  Accrued Postretirement Benefit Cost                                 503                 651                 570
  Deferred Income Taxes                                            16,640              14,082              15,275
  Deferred Investment Tax Credits                                     301                 330                 314
  Other                                                             3,265               1,954               2,290
-----------------------------------------------------------------------------------------------------------------
      Total Other Liabilities                                      20,780              17,362              18,485
-----------------------------------------------------------------------------------------------------------------
         Total Liabilities                                         47,178              50,855              42,034
-----------------------------------------------------------------------------------------------------------------

CAPITALIZATION
  Stockholders' Equity
   Common Stock, $.01 Par Value
   (Authorized 10,000,000 Shares; Outstanding
    March 2003 - 5,062,000;
    March 2002 - 4,966,000;
   September 2002 - 5,048,000 Shares)                                  51                  50                  50
   Capital in Excess of Par Value                                  21,946              19,878              21,607
   Retained Earnings                                               61,827              56,562              55,626
-----------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                   83,824              76,490              77,283
  Minority Interest                                                 3,903               3,435               3,645
  Long-Term Debt                                                   95,555              88,892              98,645
-----------------------------------------------------------------------------------------------------------------
         Total Capitalization                                     183,282             168,817             179,573
-----------------------------------------------------------------------------------------------------------------
            TOTAL                                                $230,460            $219,672            $221,607
-----------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Three Months             Six Months
ENERGYSOUTH, INC.                                                            Ended March 31,          Ended March 31,
==============================================================================================    ======================
In Thousands, Except Per Share Data                                        2003         2002        2003           2002
==============================================================================================    ======================
OPERATING REVENUES
  Gas Revenues                                                           $ 34,574     $ 30,127    $  58,817      $52,923
  Merchandise Sales                                                           732          801        1,839        1,783
  Other                                                                       298          348          662          723
----------------------------------------------------------------------------------------------    ----------------------
    Total Operating Revenues                                               35,604       31,276       61,318       55,429
----------------------------------------------------------------------------------------------    ----------------------
OPERATING EXPENSES
  Cost of Gas                                                              13,156       10,694       20,783       16,959
  Cost of Merchandise                                                         538          619        1,354        1,352
  Operations and Maintenance                                                6,607        6,378       12,588       12,183
  Depreciation                                                              2,282        2,092        4,564        4,190
  Taxes, Other Than Income Taxes                                            2,432        2,203        4,329        3,950
----------------------------------------------------------------------------------------------    ----------------------
    Total Operating Expenses                                               25,015       21,986       43,618       38,634
----------------------------------------------------------------------------------------------    ----------------------
OPERATING INCOME                                                           10,589        9,290       17,700       16,795
----------------------------------------------------------------------------------------------    ----------------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                                         (2,090)      (2,034)      (4,189)      (4,101)
  Allowance for Borrowed Funds Used During Construction                       595          426        1,166          979
  Interest Income                                                              20           72           38          265
  Minority Interest                                                          (197)        (205)        (386)        (390)
----------------------------------------------------------------------------------------------    ----------------------
    TOTAL OTHER INCOME (EXPENSE)                                           (1,672)      (1,741)      (3,371)      (3,247)
----------------------------------------------------------------------------------------------    ----------------------

INCOME BEFORE INCOME TAXES                                                  8,917        7,549       14,329       13,548
Income Taxes                                                                3,358        2,850        5,396        5,096
----------------------------------------------------------------------------------------------    ----------------------

NET INCOME                                                                  5,559        4,699        8,933        8,452
==============================================================================================    ======================

EARNINGS PER SHARE
  Basic                                                                  $   1.10     $   0.95    $    1.77      $  1.71
----------------------------------------------------------------------------------------------    ----------------------
  Diluted                                                                $   1.09     $   0.93    $    1.75      $  1.68
----------------------------------------------------------------------------------------------    ----------------------

AVERAGE COMMON SHARES OUTSTANDING
----------------------------------------------------------------------------------------------    ----------------------
  Basic                                                                     5,060        4,965        5,054        4,956
  Diluted                                                                   5,119        5,047        5,114        5,041
----------------------------------------------------------------------------------------------    ----------------------

See Accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS
ENERGYSOUTH, INC.                                                                      ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------
In Thousands                                                                           2003       2002
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income                                                                $  8,933   $  8,452
           ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
            PROVIDED BY OPERATING ACTIVITIES
             Depreciation and Amortization                                              4,754      4,410
             Provision for Losses on Receivables and Inventory                            413        468
             Provision for Deferred Income Taxes                                        2,892        867
             Minority Interest                                                            386        390
             Changes in Operating Assets and Liabilities:
              Receivables                                                             (11,785)    (2,513)
              Inventory                                                                 2,002      3,779
              Payables                                                                  6,359     (3,530)
              Deferred Purchased Gas Adjustment                                        (3,182)      (770)
              Other                                                                      (982)       356
--------------------------------------------------------------------------------------------------------

                Net Cash Provided by Operating Activities                            $  9,790   $ 11,909
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES
           Capital Expenditures                                                        (7,849)   (11,749)
           Changes in Temporary Investments                                                        3,000
--------------------------------------------------------------------------------------------------------

                Net Cash Used by Investing Activities                                  (7,849)    (8,749)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITES
           Repayment of Long-Term Debt                                                 (2,454)    (1,700)
           Changes in Short-Term Borrowings                                                --     (3,300)
           Payment of Dividends                                                        (2,731)    (2,578)
           Dividend Reinvestment                                                          171        168
           Exercise of Stock Options                                                      141        323
           Partnership Distributions to Minority Interest Holders                        (128)      (224)
--------------------------------------------------------------------------------------------------------

                Net Cash Provided Used by Financing Activities                         (5,001)    (7,311)
--------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,060)    (4,151)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       10,562     18,052
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  7,502   $ 13,901
========================================================================================================

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and requires prominent disclosure about the effects on reported net income with respect to stock based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. SFAS 148 was adopted by the Company during the quarter ending March 31, 2003, and the relevant interim information has been disclosed in Note 9.

Note 2. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002.

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the six-month periods ended March 31, 2003 and 2002 are not indicative of the results to be expected for the full year.

The table below represents net income for the twelve months ended March 31, 2003 and 2002:

                                                        Twelve Months
ENERGYSOUTH, INC.                                      Ended March 31,
=========================================================================
IN THOUSANDS, EXCEPT PER SHARE DATA                    2003        2002
=========================================================================
Operating Revenues                                   $ 92,308    $ 86,678

Cost of Gas                                            26,091      26,644
Cost of Merchandise                                     2,665       2,387
Operations and Maintenance Expense                     24,430      21,634
Depreciation Expense                                    8,546       7,865
Taxes, Other Than Income Taxes                          6,927       6,605
-------------------------------------------------------------------------
Operating Income                                       23,649      21,543
-------------------------------------------------------------------------
Interest Income (Expense) - Net                        (8,150)     (7,566)
Allow. for Borrowed Funds Used
 During Construction                                    2,231       2,301
Less: Minority Interest                                  (735)       (665)
-------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           $ 16,995    $ 15,613
-------------------------------------------------------------------------

Income Taxes                                            6,283       5,977

NET INCOME                                           $ 10,712    $  9,636
=========================================================================

EARNINGS PER SHARE
  Basic                                              $   2.13    $   1.95
-------------------------------------------------------------------------
  Diluted                                            $   2.10    $   1.92
-------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                 5,022       4,944
-------------------------------------------------------------------------

  Diluted                                               5,090       5,014
-------------------------------------------------------------------------

Note 4. On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas' request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005 and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million (the "Initial Reserve Balance") has been recorded October 1, 2002 within Regulatory Assets and Other Long-Term Liabilities on the accompanying balance sheet and is being recovered from customers, up to an amount in any one year not to exceed one-third of the Initial Reserve Balance, through rates beginning October 1, 2002.

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

   FOR THE THREE MONTHS ENDED                  NATURAL GAS      NATURAL GAS
  MARCH 31, 2003 (IN THOUSANDS):               DISTRIBUTION       STORAGE            OTHER     ELIMINATIONS      CONSOLIDATED
=============================================================================================================================
Operating Revenues                               $ 32,459         $ 3,186            $1,030      $ (1,071)         $ 35,604

Cost of Gas                                        14,215                                          (1,059)           13,156
Cost of Merchandise                                                                     538                             538
Operations and Maintenance Expense                  5,632             607               380           (12)            6,607
Depreciation Expense                                1,756             526                                             2,282
Taxes, Other Than Income Taxes                      2,253             171                 8                           2,432
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                    8,603           1,882               104            --            10,589
---------------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                      (893)         (1,147)              (30)                         (2,070)
Allow. for Borrowed Funds Used
  During Construction                                  11             584                                               595
Less: Minority Interest                               (74)           (123)                                             (197)
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       $  7,647         $ 1,196            $   74                        $  8,917
===========================================================================================================================

   FOR THE THREE MONTHS ENDED                  NATURAL GAS      NATURAL GAS
  MARCH 31, 2002 (IN THOUSANDS):               DISTRIBUTION       STORAGE            OTHER     ELIMINATIONS      CONSOLIDATED
=============================================================================================================================
Operating Revenues                               $ 28,281         $ 2,957            $1,145      $ (1,107)         $ 31,276

Cost of Gas                                        11,788                                          (1,094)           10,694
Cost of Merchandise & Jobbing                                                           619                             619
Operations and Maintenance Expense                  5,356             584               451           (13)            6,378
Depreciation Expense                                1,658             428                 6                           2,092
Taxes, Other Than Income Taxes                      2,072             116                15                           2,203
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                    7,407           1,829                54            --             9,290
---------------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                      (832)         (1,099)              (31)                         (1,962)
Allow. for Borrowed Funds Used
  During Construction                                  12             414                                               426
Less: Minority Interest                              (101)           (104)                                             (205)
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       $  6,486         $ 1,040            $   23                        $  7,549
===========================================================================================================================

     FOR THE SIX MONTHS ENDED                  NATURAL GAS      NATURAL GAS
  MARCH 31, 2003 (IN THOUSANDS):               DISTRIBUTION       STORAGE            OTHER     ELIMINATIONS      CONSOLIDATED
=============================================================================================================================
Operating Revenues                               $ 54,730         $ 6,216            $2,498     $  (2,126)       $   61,318

Cost of Gas                                        22,887                                          (2,104)           20,783
Cost of Merchandise & Jobbing                                                         1,354                           1,354
Operations and Maintenance Expense                 10,714           1,071               825           (22)           12,588
Depreciation Expense                                3,512           1,052                                             4,564
Taxes, Other Than Income Taxes                      3,959             341                29                           4,329
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                   13,658           3,752               290            --            17,700
---------------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                    (1,801)         (2,292)              (58)                         (4,151)
Allow. for Borrowed Funds Used
  During Construction                                  18           1,148                                             1,166
Less: Minority Interest                              (147)           (239)                                             (386)
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       $ 11,728         $ 2,369            $  232                      $   14,329
===========================================================================================================================

     FOR THE SIX MONTHS ENDED                  NATURAL GAS      NATURAL GAS
  MARCH 31, 2002 (IN THOUSANDS):               DISTRIBUTION       STORAGE            OTHER     ELIMINATIONS      CONSOLIDATED
=============================================================================================================================
Operating Revenues                               $ 49,563         $ 5,519            $2,498      $ (2,151)         $ 55,429

Cost of Gas                                        19,085                                          (2,126)           16,959
Cost of Merchandise & Jobbing                                                         1,352                           1,352
Operations and Maintenance Expense                 10,204           1,039               965           (25)           12,183
Depreciation Expense                                3,317             862                11                           4,190
Taxes, Other Than Income Taxes                      3,684             231                35                           3,950
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                   13,273           3,387               135            --            16,795
---------------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                    (1,629)         (2,138)              (69)                         (3,836)
Allow. for Borrowed Funds Used
  During Construction                                  22             957                                               979
Less: Minority Interest                              (191)           (199)                                             (390)
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       $ 11,475         $ 2,007            $   66                        $ 13,548
===========================================================================================================================

Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 59,000 and 82,000 for the three months ended March 31, 2003 and 2002, respectively, and 60,000 and 85,000 for the six months ended March 31, 2003 and 2002, respectively. These differences in equivalent shares are from outstanding stock options.

Note 7. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company's financial statements. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 was adopted by the Company on October 1, 2002 and did not have a material impact on the Company's financial statements.

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

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds previous statements including FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires entities to apply APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to determine whether gains and losses related to the extinguishment of debt should be recorded and classified as part of an entity's recurring operations. The Company adopted SFAS 145 on October 1, 2002 and accordingly reclassified the extraordinary loss on early extinguishment of debt which occurred in fiscal 2001 to ordinary income. The adoption of SFAS 145 does not have an impact on the periods ended March 31, 2003.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and addresses the recognition and measurement of costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 applies to all disposal activities initiated after December 31, 2002. SFAS 146 was adopted by the Company in the second quarter of 2003 and did not have an impact on the Company's financial statements.

Note 8. In November 2001, Bay Gas entered into an agreement which grants a customer a nineteen month option to transport additional volumes in excess of the volumes currently under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, of which the unamortized balance, $345,000, is classified as a component of unearned revenue on the Company's consolidated balance sheet as of March 31, 2003 and is being amortized over the remaining life of the option agreement.

Note 9. At the Annual Meeting of the Stockholders of EnergySouth, Inc. on January 31, 2003, the stockholders approved the 2003 Stock Option Plan of EnergySouth, Inc (the 2003 Plan). As of March 31, 2003, no options have been granted under the 2003 Plan. The Company's previous stock option plan, the Amended and Restated Stock Option Plan of EnergySouth, Inc. (the Plan), which expired on December 4, 2002, provided for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Stock options granted under the Plan became 25% exercisable on the first anniversary of the grant date and an additional 25% became exercisable in each of the next three succeeding years. No option granted under the Plan may be exercised after the expiration of ten years from the grant date, and such options were granted at option prices which represented the market price on the grant date. The 2003 Plan provides for substantially similar option grants.

The Company accounts for the plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                    Three Months            Six Months
ENERGYSOUTH, INC.                                                   Ended Mar 31,          Ended Mar 31,
----------------------------------------------------------------------------------------------------------
In Thousands, Except per Share Data                               2003         2002       2003       2002
----------------------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                            5,559       4,699      8,933      8,452
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                   25          31         59         62
----------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                             $ 5,534      $4,668    $ 8,874     $8,390
----------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
  Basic - as reported                                            $  1.10      $ 0.95    $  1.77     $ 1.71
----------------------------------------------------------------------------------------------------------
  Basic - pro forma                                              $  1.09      $ 0.94    $  1.76     $ 1.69
----------------------------------------------------------------------------------------------------------

  Diluted - as reported                                          $  1.09      $ 0.93    $  1.75     $ 1.68
----------------------------------------------------------------------------------------------------------
  Diluted - pro forma                                            $  1.08      $ 0.92    $  1.73     $ 1.66
----------------------------------------------------------------------------------------------------------

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months and six months ended March 31, 2003 increased $0.16 and $0.07, increases of 17% and 4%, due to increased earnings from both Mobile Gas' distribution business and Bay Gas' business. Financial information by business segment is shown in Note 5 to the unaudited Consolidated Financial Statements above.

Earnings from the Company's natural gas distribution business increased $0.14 and $0.01, respectively, for the three- and six-month periods ended March 31, 2003. Mobile Gas' earnings were positively impacted by a rate adjustment which became effective December 1, 2002, based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see "Natural Gas Distribution" below. While margins from residential temperature-sensitive customers declined in the first quarter of fiscal 2003 due to weather conditions and a decline in these customers' consumption per degree-day, this was more than offset during the second quarter of fiscal 2003 by increased margins from the December 1, 2002 rate adjustment and increased usage per degree-day from temperature-sensitive customers. Increased operations expenses and depreciation expense partially offset the increased margins.

The Company's natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.02 and $0.04, respectively, for the three- and six-month periods ended March 31, 2003 as compared to the same prior year periods. The increases are due primarily to increased transportation revenues and revenues from short-term interruptible storage contracts. Increased revenues were partially offset by an increase in operations and maintenance costs, depreciation expense and property taxes due to expansion projects completed and placed into service.

Earnings from other business operations were relatively flat during the three months ended March 31, 2003 and increased $0.02 for the six months ended March 31, 2003. The prior year periods included losses from natural gas generator sales and a retail specialty store.

NATURAL GAS DISTRIBUTION

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Wholesale natural gas prices during the first and second fiscal quarters this year have doubled as compared to the same periods last year. During the month of March 2003, gas prices more than tripled as compared to March 2002. Mobile Gas has followed a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas' strategy for purchasing gas and the Company's use of natural gas storage capacity has helped to mitigate the impact of increased prices on customers' bills; however, a portion of the increased gas costs were passed through. Effective March 1, 2003, Mobile Gas adjusted its rates to recover increased gas costs paid to its suppliers.

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

The table below summarizes operating revenues, margins and volumes by customer class for the three- and six-month periods ended March 31, 2003 and 2002:

                                                          THREE MONTHS                      SIX MONTHS
NATURAL GAS DISTRIBUTION                                  ENDED MAR 31,                    ENDED MAR 31,
                                                              2003           2002              2003            2002
----------------------------------------------------------------------------------------------------------------------
REVENUE (BEFORE ELIMINATIONS)
  Residential                                              $  22,907       $  19,849         $  37,800       $  34,334
  Commercial and Industrial - Small                            5,091           4,193             8,439           7,265

----------------------------------------------------------------------------------------------------------------------
 Total Temperature Sensitive Revenue                          27,998          24,042            46,239          41,599
----------------------------------------------------------------------------------------------------------------------

  Commercial and Industrial - Large                            2,256           1,840             4,177           3,328
  Transportation (includes SGT revenues)                       1,954           2,082             3,809           4,071
  Other                                                          252             314               502             558
----------------------------------------------------------------------------------------------------------------------

TOTAL NATURAL GAS DISTRIBUTION REVENUE                     $  32,460       $  28,278         $  54,727       $  49,556
======================================================================================================================

Cost of Natural Gas  (before eliminations)                   (14,215)        (11,788)          (22,887)        (19,085)

Revenue Taxes                                                 (1,629)         (1,427)           (2,737)         (2,459)

----------------------------------------------------------------------------------------------------------------------
NATURAL GAS DISTRIBUTION SALES
 AND TRANSPORTATION MARGINS                                $  16,616       $  15,063         $  29,103       $  28,012
======================================================================================================================

DELIVERIES (THERMS)
  Residential                                                 20,513          20,596            34,944          33,065
  Commercial and Industrial - Small                            5,302           5,130             9,286           8,531

----------------------------------------------------------------------------------------------------------------------
 Total Temperature Sensitive Deliveries                       25,815          25,726            44,230          41,596
----------------------------------------------------------------------------------------------------------------------

  Commercial and Industrial - Large                            3,023           3,011             6,109           5,613
  Transportation (including SGT volumes)                      78,049         100,455           146,593         183,904
----------------------------------------------------------------------------------------------------------------------

TOTAL NATURAL GAS DISTRIBUTION VOLUMES                       106,887         129,192           196,932         231,113
======================================================================================================================

Natural Gas Distribution revenues increased $4,182,000 (15%) and $5,171,000 (10%), respectively, during the three- and six-month periods ended March 31, 2003 due to increased volumes delivered to customers and the RSE rate adjustment which went into effect on December 1, 2002.

Natural gas distribution margins increased $1,553,000 (10%) and $1,091,000 (4%), respectively, for the three and six months ended March 31, 2003 primarily as a result of the RSE rate adjustment. In addition to the impact of the rate adjustment, margins from temperature sensitive customers also increased during the second quarter of fiscal 2003 due to an increase in consumption per degree-day by these customers. This increase partially mitigated lower usages experienced during the first quarter of fiscal 2003, such that usage per degree-day for the current year six-month period remained slightly below the same period last year. Usage per degree-day can, and does, vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather. Increased margins realized from the rate adjustment for the six months ended March 31, 2003 were partially offset by the lower usage per degree-day experienced during the first quarter of fiscal 2003. The month of October 2002, which is not subject to temperature adjustment, was 81% warmer than October 2001 and 64% warmer than normal. Since October billings are not subject to temperature adjustment, the full impact of reduced volumes sold due to the warmer weather is reflected through lower margins.

Commercial and Industrial margins, which are not subject to weather normalization, increased 9% and 20%, respectively, for the three and six month periods ended March 31, 2003 due to the rate adjustment and increased usage.

Margins from transportation customers declined 6% for the three and six-month periods due to a decrease in volumes transported due to general economic conditions. Mobile Gas' service territory has experienced the effects of plant closings, particularly in the pulp and paper industry, during the last two years. In addition to two customers' previous plant closings, a chemical company, which is a customer of the Company, has recently announced that it will cease operations in the Company's first quarter of fiscal 2004. Known changes in margin such as this, as well as other changes affecting net income, would generally be reflected in the next RSE adjustment.

Operations and maintenance (O&M) expenses increased $276,000 (5%) for the three months ended March 31, 2003 due to an increase in property insurance, bad debt reserves, and maintenance expenses. Bad debt reserves increased during the three months ended March 31, 2003 due to a rise in gas receivables associated with an increase in natural gas prices discussed above. In response to the corresponding increase in accounts receivable, Mobile Gas has established additional reserves for anticipated uncollectible account balances for gas delivered during the current year winter heating season.

For the six months ended March 31, 2003, O&M expenses increased $510,000 (5%) due to an increase in health and other insurance costs and $83,000 in expenses related to the establishment of the ESR reserve as discussed in Note 4 to the unaudited Consolidated Financial Statements above. Management currently expects that the change in Mobile Gas' O & M expense per customer for the 2003 fiscal year will be within the cost control measurement formula established by the APSC and described in Note 4.

Depreciation expense increased $98,000 (6%) and $195,000 (6%), respectively, for the three- and six-month periods ended March 31, 2003 due to Mobile Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $181,000 (9%) and $275,000 (7%) for the three- and six-month periods ended March 31, 2003.

Interest expense decreased $66,000 (8%) and $122,000 (7%) for the three-month and six-month periods ended March 31, 2003 due to a decrease in short-term borrowings and a decline in short-term borrowing rates.

NATURAL GAS STORAGE

The natural gas storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. With its first storage cavern with 2.0 Bcf of working gas capacity and connected 21-mile pipeline, Bay Gas has provided substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

The construction of natural gas-fired electric generation facilities in the southeast has provided new opportunities to provide gas storage and transportation services. Construction of Bay Gas' second storage cavern has been completed and it was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second salt-dome storage cavern has a working capacity of 3.5 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern. Additional cavern development is planned to provide for an extra 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas Storage will hold 6.5 Bcf., with injection and withdrawal capacity of 225 MMcf and 610 MMcf per day, respectively. The additional cavern development is projected to be complete in fiscal 2004 and will be done without interruption of storage operations.

Bay Gas' revenues increased $229,000 (8%) and $697,000 (13%) during the three- and six-month periods ended March 31, 2003, respectively, due to short-term storage agreements and increased transportation volumes. Under these short-term agreements, available storage capacity is leased to customers on a day-to-day basis, thereby optimizing the use of the cavern capacity. Also contributing to the six-month increase were revenues from transportation services provided under a long-term contract that began in November 2001 with the completion of a new 24 inch pipeline, and consideration received in November 2001 for an option agreement to transport additional volumes over and above contracted volumes. See
Note 5 to the unaudited Consolidated Financial Statements above for information about the Natural Gas Storage segment.

Operations and maintenance (O&M) expenses increased $23,000 (4%) and $32,000 (3%) during the three and six months ended March 31, 2003, respectively, primarily due to an increase in payroll and payroll related costs and an increase in insurance costs related to property and liability coverages.

Depreciation expense increased $98,000 (23%) and $190,000 (22%), respectively, for the three and six-month periods ended March 31, 2003 due primarily to the pipeline completed and placed in service November 2001.

Taxes, other than income taxes, consist primarily of property taxes and increased as a result of new pipelines placed in service June 2001 and November 2001.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $170,000 and $191,000 for the three-month and six-month periods ended March 31, 2003 due to the continued development of Bay Gas' second storage cavern.

Interest income declined $52,000 (83%) and $158,000 (85%), respectively, during the three and six month periods ended March 31, 2003 due to a decrease in the unused proceeds from Bay Gas' debt issuance as construction of the second storage cavern was substantially completed.

Minority interest reflects the minority partner's share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth's subsidiary holds a controlling interest. Minority interest increased $19,000 (18%) and $40,000 (20%) during the three- and six-month periods ended March 31, 2003 due to increased pretax earnings of the partnership.

OTHER

The Company provides marketing, merchandising and other energy-related services through Marketing, Mobile Gas, and Services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 5 to the unaudited Consolidated Financial Statements above for segment disclosure.

Other revenues remained constant for the six-month period but decreased $115,000 (10%) during the three-months ended March 31, 2003 due to the closing of a specialty store in October 2002 and the exit from the natural gas generator sales business in September 2002.

Cost of merchandise (COM) sold decreased $81,000 (13%) for the three months ended March 31, 2003 and increased $2,000 for the six month period ended March 31, 2003. COM generally fluctuates in accordance with merchandise revenues. Also, during the six-month period of last year, additional costs were recognized due to the establishment of reserves for slow-moving merchandise inventory.

O&M expenses decreased $71,000 (16%) and $140,000 (15%) for three and six months ended March 31, 2003 primarily due to expenses incurred in the prior year periods for the closed specialty store, natural gas generator sales, and bad debt expenses associated with financed merchandise contracts.

INCOME TAXES

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $508,000 (18%) and $300,000 (6%), respectively, for the three and six months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows above. The decrease in cash flow from operating activities of $2,119,000 was due primarily to the option payment received by Bay Gas in November 2001, reduced collection of gas costs from customers, and an increase in gas inventory stored underground. These decreases in cash were somewhat offset by an increase in non-cash components of net income such as depreciation and deferred taxes.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During the six months ended March 31, 2003 and 2002, the Company used cash of $7,849,000 and $11,749,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Bay Gas' temporary investments of $3,000,000, which represented a portion of the unused proceeds of the December 2000 debt issuance, matured in December 2001 and were used in Bay Gas' construction projects. Bay Gas' second natural gas storage cavern has been completed and placed in service on April 1, 2003. Injections of base gas into the second cavern will continue for several months at an estimated cost of $5,000,000. Additional expansion of the second cavern is currently planned and is projected to be complete in fiscal 2004 at an estimated cost of $2,600,000 million. Mobile Gas is expanding its presence in Baldwin County, Alabama by extending its gas main by 11 miles at an estimated cost of $1.7 million. Upon completion of the project, which is expected to occur in fiscal 2003, Mobile Gas will provide natural gas services to customers in the City of Spanish Fort in addition to its service area along Highway 225 in Baldwin County.

Financing activities used cash of $5,001,000 and $7,311,000 during the six months ended March 31, 2003 and 2002, respectively, due primarily to repayments of long and short-term borrowings. Mobile Gas issued $12,000,000 of 6.9% First Mortgage Bonds in August 2002 of which a portion of the proceeds were used to pay off short-term borrowings.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At March 31, 2003 the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company's contractual obligations and commercial commitments as of March 31, 2003:

                                           REMAINING                                                       FISCAL YEARS
TYPE OF CONTRACTUAL                       FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR    2008 AND
OBLIGATIONS (IN THOUSANDS):                  2003         2004         2005         2006         2007       THEREAFTER
-----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                            $     1,455  $     6,006  $     6,248  $     6,463  $     6,769   $   73,159

Gas Supply Contracts                              368        1,159        1,166        1,170        1,187        4,402

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

ITEM 3                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At March 31, 2003 the Company had approximately $95.5 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2002 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

ITEM  4                    CONTROLS AND PROCEDURES

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

                                                   ENERGYSOUTH, INC.
                                                   ----------------
                                                     (Registrant)

Date:  May 15, 2003                                /s/ John S. Davis
                                                   -----------------------------
                                                       John S. Davis
                                                       President and
                                                   Chief Executive Officer

Date:  May 15, 2003                                /s/ Charles P. Huffman
                                                   -----------------------------
                                                       Charles P. Huffman
                                                   Senior Vice President and
                                                    Chief Financial Officer

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

Date: May 15, 2003                                   /s/ John S. Davis
                                                     -------------------------
                                                         John S. Davis
                                                         President and
                                                     Chief Executive Officer

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

Date: May 15, 2003                               /s/ Charles P. Huffman
                                                 -------------------------------
                                                     Charles P. Huffman
                                                     Senior Vice President and
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