Form 10-Q
period 2003-06-30
ENERGYSOUTH INC
filed 2003-08-06
CIK 1051286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         For Quarter Ended June 30, 2003
                                           -------------

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

Common stock ($.01 par value) outstanding at August 1, 2003 - 5,112,156 shares.

                                ENERGYSOUTH, INC.



                                      INDEX


                                                                                              Page No.
                                                                                              --------
PART I.           Financial Information (Unaudited):

                  Consolidated Balance Sheets - June 30,
                  2003 and 2002 and September 30, 2002                                        3 - 4


                  Consolidated Statements of Income - Three and
                  Nine Months Ended June 30, 2003 and 2002                                        5


                  Consolidated Statements of Cash Flows - Nine
                  Months Ended June 30, 2003 and 2002                                             6


                  Notes to Consolidated Financial Statements                                   7 - 12


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                13 - 21

                  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     21

                  Controls and Procedures                                                         21

PART II.          Other Information                                                            22 - 26

                          PART 1. FINANCIAL INFORMATION


                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                           June 30,                September 30,
                                                                    --------------------------      -------------
In Thousands                                                           2003             2002             2002
------------                                                        ---------        ---------      -------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                         $   5,766        $   9,770        $  10,562
  Receivables
    Gas                                                                 7,422            6,408            4,733
    Unbilled Revenue                                                    1,540            1,059              956
    Merchandise                                                         2,455            2,679            2,621
    Other                                                                 701            1,147              752
    Allowance for Doubtful Accounts                                    (1,599)          (1,552)            (951)
  Materials, Supplies, and Merchandise, Net (At Average Cost)           1,259            2,019            1,598
  Gas Stored Underground (At Average Cost)                              1,757              961            3,086
  Deferred Purchased Gas Adjustment                                     1,640               --               --
  Deferred Income Taxes                                                 1,068            2,810            2,583
  Prepayments                                                           1,031              916              777
                                                                    ---------        ---------        ---------
        Total Current Assets                                           23,040           26,217           26,717
                                                                    ---------        ---------        ---------

PROPERTY, PLANT, AND EQUIPMENT                                        263,116          224,049          227,740
  Less: Accumulated Depreciation and Amortization                      72,777           65,610           66,912
                                                                    ---------        ---------        ---------
       Property, Plant, and Equipment - Net                           190,339          158,439          160,828
  Construction Work in Progress                                         1,701           24,955           26,995
                                                                    ---------        ---------        ---------
        Total Property, Plant, and Equipment                          192,040          183,394          187,823
                                                                    ---------        ---------        ---------

OTHER ASSETS
  Prepaid Pension Cost                                                    712              180              318
  Deferred Charges                                                        494              572              566
  Prepayments                                                           1,029            1,081            1,067
  Regulatory Assets                                                     1,340              743              653
  Merchandise Receivables Due After One Year                            4,005            4,562            4,463
                                                                    ---------        ---------        ---------
        Total Other Assets                                              7,580            7,138            7,067
                                                                    ---------        ---------        ---------
             TOTAL                                                  $ 222,660        $ 216,749        $ 221,607
                                                                    ---------        ---------        ---------

See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.                                                                         June 30,             September 30,
                                                                                   -----------------------     -------------
In Thousands, Except Share Data                                                      2003           2002           2002
-------------------------------                                                    --------       --------     -------------
                                                                                          (Unaudited)
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                                             $  4,668       $  2,393       $  3,909
  Notes Payable                                                                          --          7,550             --
  Accounts Payable                                                                    4,674          5,668          5,735
  Dividends Declared                                                                  1,454          1,353          1,363
  Customer Deposits                                                                   1,417          1,494          1,475
  Taxes Accrued                                                                       4,311          4,875          3,930
  Interest Accrued                                                                      578            588          1,342
  Deferred Purchased Gas Adjustment                                                      --          3,191          3,182
  Unearned Revenue (Note 8)                                                              --          1,896          1,378
  Other                                                                               1,159          1,206          1,235
                                                                                   --------       --------       --------
          Total Current Liabilities                                                  18,261         30,214         23,549
                                                                                   --------       --------       --------

OTHER LIABILITIES
  Accrued Postretirement Benefit Cost                                                   474            624            570
  Deferred Income Taxes                                                              17,228         14,408         15,275
  Deferred Investment Tax Credits                                                       296            325            314
  Other                                                                               3,610          2,361          2,326
                                                                                   --------       --------       --------
          Total Other Liabilities                                                    21,608         17,718         18,485
                                                                                   --------       --------       --------
               Total Liabilities                                                     39,869         47,932         42,034
                                                                                   --------       --------       --------

CAPITALIZATION
  Stockholders' Equity
    Common Stock, $.01 Par Value
    (Authorized 10,000,000 Shares; Outstanding
      June 2003 - 5,103,000 Shares;
      June 2002 - 5,013,000 Shares;
     September 2002 - 5,048,000 Shares)                                                  51             50             50
    Capital in Excess of Par Value                                                   22,761         20,932         21,607
    Retained Earnings                                                                61,360         56,112         55,626
                                                                                   --------       --------       --------
         Total Stockholders' Equity                                                  84,172         77,094         77,283
  Minority Interest                                                                   4,000          3,524          3,645
  Long-Term Debt                                                                     94,619         88,199         98,645
                                                                                   --------       --------       --------
              Total Capitalization                                                  182,791        168,817        179,573
                                                                                   --------       --------       --------
                    TOTAL                                                          $222,660       $216,749       $221,607
                                                                                   --------       --------       --------

See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months                    Nine Months
                                                                   Ended June 30,                 Ended June 30,
                                                              ------------------------        ------------------------
In Thousands, Except Per Share Data                             2003            2002            2003            2002
-----------------------------------                           --------        --------        --------        --------
OPERATING REVENUES
  Gas Revenues                                                $ 19,605        $ 15,251        $ 78,415        $ 68,175
  Merchandise Sales                                                709             850           2,549           2,633
  Other                                                            269             333             930           1,055
                                                              --------        --------        --------        --------
       Total Operating Revenues                                 20,583          16,434          81,894          71,863
                                                              --------        --------        --------        --------
OPERATING EXPENSES
  Cost of Gas                                                    5,855           3,171          26,632          20,130
  Cost of Merchandise                                              586             970           1,940           2,369
  Operations and Maintenance                                     6,414           5,991          19,002          18,127
  Depreciation                                                   2,291           2,101           6,855           6,291
  Taxes, Other Than Income Taxes                                 1,601           1,416           5,929           5,366
                                                              --------        --------        --------        --------
       Total Operating Expenses                                 16,747          13,649          60,358          52,283
                                                              --------        --------        --------        --------
OPERATING INCOME                                                 3,836           2,785          21,536          19,580
                                                              --------        --------        --------        --------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                              (2,109)         (1,963)         (6,260)         (6,064)
  Allowance for Borrowed Funds Used During Construction             14             512           1,142           1,491
  Interest Income                                                   18              14              56             279
  Minority Interest                                               (177)           (142)           (563)           (533)
                                                              --------        --------        --------        --------
       TOTAL OTHER INCOME (EXPENSE)                             (2,254)         (1,579)         (5,625)         (4,827)
                                                              --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                                       1,582           1,206          15,911          14,753
Income Taxes                                                       596             302           5,992           5,398
                                                              --------        --------        --------        --------
NET INCOME                                                    $    986        $    904        $  9,919        $  9,355
                                                              ========        ========        ========        ========
EARNINGS PER SHARE
  Basic                                                       $   0.19        $   0.18        $   1.96        $   1.88
                                                              --------        --------        --------        --------
  Diluted                                                     $   0.19        $   0.18        $   1.94        $   1.85
                                                              --------        --------        --------        --------
AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                          5,080           4,993           5,058           4,968
  Diluted                                                        5,133           5,098           5,116           5,060
                                                              --------        --------        --------        --------

See Accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                                 NINE MONTHS
ENERGYSOUTH, INC.                                                                ENDED JUNE 30,
                                                                           ------------------------
In Thousands                                                                 2003            2002
------------                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                   $  9,919        $  9,355
              ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
               PROVIDED BY OPERATING ACTIVITIES
                Depreciation and Amortization                                 7,141           6,623
                Provision for Losses on Receivables and Inventory               575             907
                Provision for Deferred Income Taxes                           3,538           1,602
                Minority Interest                                               563             533
                Changes in Operating Assets and Liabilities:
                  Receivables                                                (2,502)          2,081
                  Inventory                                                   1,633           3,068
                  Payables                                                   (1,349)         (4,196)
                  Deferred Purchased Gas Adjustment                          (4,822)         (1,517)
                  Other                                                      (1,546)             (2)
                                                                           --------        --------
                   Net Cash Provided by Operating Activities                 13,150          18,454
                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
              Capital Expenditures                                          (11,251)        (19,303)
              Changes in Temporary Investments                                                3,000
                                                                           --------        --------
                   Net Cash Used by Investing Activities                    (11,251)        (16,303)
                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
              Repayment of Long-Term Debt                                    (3,267)         (1,859)
              Changes in Short-Term Borrowings                                   --          (5,685)
              Payment of Dividends                                           (4,185)         (3,931)
              Dividend Reinvestment                                             264             252
              Exercise of Stock Options                                         701           1,068
              Partnership Distributions to Minority Interest Holders           (208)           (278)
                                                                           --------        --------
                   Net Cash Used by Financing Activities                     (6,695)        (10,433)
                                                                           --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,796)         (8,282)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             10,562          18,052
                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  5,766        $  9,770
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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and requires prominent disclosure about the effects on reported net income with respect to stock based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure requirements of SFAS 148 were adopted by the Company during the quarter ending March 31, 2003, and the relevant interim information has been disclosed in Note 9.


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


Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine-month periods ended June 30, 2003 and 2002 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended June 30, 2003 and 2002:

                                                Twelve Months
ENERGYSOUTH, INC.                               Ended June 30,
                                          ------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA         2003            2002
-----------------------------------       --------        --------
Operating Revenues                        $ 96,506        $ 86,731

Cost of Gas                                 28,769          24,220
Cost of Merchandise                          2,815           2,903
Operations and Maintenance Expense          24,386          22,324
Depreciation Expense                         8,736           8,147
Taxes, Other Than Income Taxes               7,112           6,719
                                          --------        --------
Operating Income                            24,688          22,418
                                          --------        --------
Interest Income (Expense) - Net             (8,242)         (7,742)
Allowance for Borrowed Funds Used
  During Construction                        1,695           2,144
Less: Minority Interest                       (770)           (679)
                                          --------        --------
INCOME BEFORE INCOME TAXES                $ 17,371        $ 16,141
                                          --------        --------
Income Taxes                                 6,577           6,090

NET INCOME                                $ 10,794        $ 10,051
                                          ========        ========
EARNINGS PER SHARE
   Basic                                  $   2.14        $   2.03
                                          --------        --------
   Diluted                                $   2.11        $   1.99
                                          --------        --------

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                     5,048           4,960
                                          --------        --------
   Diluted                                   5,108           5,045
                                          --------        --------

Note 4. On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas' request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005 and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within

1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

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


Note 5. The Company is principally engaged in two reportable business segments:
Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Marketing, Mobile Gas, and Services, the Company also provides marketing, merchandising, and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other segment.

Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment.

FOR THE THREE MONTHS ENDED             NATURAL GAS     NATURAL GAS
JUNE 30, 2003 (IN THOUSANDS):         DISTRIBUTION       STORAGE        OTHER      ELIMINATIONS   CONSOLIDATED
-----------------------------         ------------     -----------      -----      ------------   ------------
Operating Revenues                       $ 16,461        $ 4,181        $ 978        $ (1,037)      $ 20,583

Cost of Gas                                 6,888                                      (1,033)         5,855
Cost of Merchandise                                                       586                            586
Operations and Maintenance Expense          5,275            817          326              (4)         6,414
Depreciation Expense                        1,756            535                                       2,291
Taxes, Other Than Income Taxes              1,420            171           10                          1,601
                                         --------        -------        -----        --------       --------
Operating Income                            1,122          2,658           56              --          3,836
                                         --------        -------        -----        --------       --------
Interest Income (Expense) - Net              (830)        (1,175)         (86)                        (2,091)
Allow. for Borrowed Funds Used
  During Construction                          14             --                                          14
Less: Minority Interest                       (42)          (135)                                       (177)
                                         --------        -------        -----        --------       --------
Income Before Income Taxes               $    264        $ 1,348        $ (30)                      $  1,582
                                         ========        =======        =====        ========       ========


FOR THE THREE MONTHS ENDED             NATURAL GAS     NATURAL GAS
JUNE 30, 2002 (IN THOUSANDS):         DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS   CONSOLIDATED
-----------------------------         ------------     -----------      -------      ------------   ------------
Operating Revenues                       $ 13,480        $ 2,816        $ 1,176        $ (1,038)      $ 16,434

Cost of Gas                                 4,203                                        (1,032)         3,171
Cost of Merchandise & Jobbing                                               970                            970
Operations and Maintenance Expense          5,051            599            347              (6)         5,991
Depreciation Expense                        1,658            437              6                          2,101
Taxes, Other Than Income Taxes              1,280            125             11                          1,416
                                         --------        -------        -------        --------       --------
Operating Income                            1,288          1,655           (158)             --          2,785
                                         --------        -------        -------        --------       --------
Interest Income (Expense) - Net              (772)        (1,117)           (60)                        (1,949)
Allow. for Borrowed Funds Used
  During Construction                           8            504                                           512
Less: Minority Interest                       (48)           (94)                                         (142)
                                         --------        -------        -------        --------       --------
Income Before Income Taxes               $    476        $   948        $  (218)                      $  1,206
                                         ========        =======        =======        ========       ========


FOR THE NINE MONTHS ENDED              NATURAL GAS     NATURAL GAS
JUNE 30, 2003 (IN THOUSANDS):         DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS   CONSOLIDATED
-----------------------------         ------------     -----------      -------      ------------   ------------
Operating Revenues                       $ 71,191        $ 10,397        $ 3,475        $ (3,169)      $ 81,894

Cost of Gas                                29,775                                         (3,143)        26,632
Cost of Merchandise & Jobbing                                              1,940                          1,940
Operations and Maintenance Expense         15,989           1,888          1,151             (26)        19,002
Depreciation Expense                        5,268           1,587                                         6,855
Taxes, Other Than Income Taxes              5,379             512             38                          5,929
                                         --------        --------        -------        --------       --------
Operating Income                           14,780           6,410            346              --         21,536
                                         --------        --------        -------        --------       --------
Interest Income (Expense) - Net            (2,631)         (3,429)          (144)                        (6,204)
Allow. for Borrowed Funds Used
  During Construction                          32           1,110                                         1,142
Less: Minority Interest                      (189)           (374)                                         (563)
                                         --------        --------        -------        --------       --------
Income Before Income Taxes               $ 11,992        $  3,717        $   202                       $ 15,911
                                         ========        ========        =======        ========       ========

FOR THE NINE MONTHS ENDED              NATURAL GAS     NATURAL GAS
JUNE 30, 2002 (IN THOUSANDS):         DISTRIBUTION       STORAGE         OTHER       ELIMINATIONS   CONSOLIDATED
-----------------------------         ------------     -----------      -------      ------------   ------------
Operating Revenues                       $ 63,044        $ 8,335        $ 3,674        $ (3,190)      $ 71,863

Cost of Gas                                23,289                                        (3,159)        20,130
Cost of Merchandise & Jobbing                                             2,369                          2,369
Operations and Maintenance Expense         15,256          1,638          1,264             (31)        18,127
Depreciation Expense                        4,975          1,299             17                          6,291
Taxes, Other Than Income Taxes              4,964            356             46                          5,366
                                         --------        -------        -------        --------       --------
Operating Income                           14,560          5,042            (22)             --         19,580
                                         --------        -------        -------        --------       --------
Interest Income (Expense) - Net            (2,401)        (3,254)          (130)                        (5,785)
Allow. for Borrowed Funds Used
  During Construction                          30          1,461                                         1,491
Less: Minority Interest                      (239)          (294)                                         (533)
                                         --------        -------        -------        --------       --------
Income Before Income Taxes               $ 11,950        $ 2,955        $  (152)                      $ 14,753
                                         ========        =======        =======        ========       ========


Note 6. Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 53,000 and 105,000 for the three months ended June 30, 2003 and 2002, respectively, and 58,000 and 92,000 for the nine months ended June 30, 2003 and 2002, respectively. These differences in equivalent shares are from outstanding stock options.


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


Note 8. In November 2001, Bay Gas entered into an agreement which granted a customer a nineteen-month option to transport additional volumes in excess of the volumes currently under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, which was fully amortized as of the end of May 2003.

Note 9. At the Annual Meeting of the Stockholders of EnergySouth, Inc. on January 31, 2003, the stockholders approved the 2003 Stock Option Plan of EnergySouth, Inc. (the 2003 Plan). The Company's previous stock option plan, the Amended and Restated Stock Option Plan of EnergySouth, Inc. (the Plan), which expired on December 4, 2002, provided for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Stock options granted under the Plan became 25% exercisable on the first anniversary of the grant date and an additional 25% became exercisable in each of the next three succeeding years. No option granted under the Plan may be exercised after the expiration of ten years from the grant date, and such options were granted at option prices which represented the market price on the grant date. The 2003 Plan provides for substantially similar option grants. As of June 30, 2003, 45,000 options had been granted under the 2003 Plan.

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

                                                                  Three Months                    Nine Months
ENERGYSOUTH, INC.                                                Ended June 30,                 Ended June 30,
                                                           -------------------------       -------------------------
In Thousands, Except per Share Data                           2003            2002            2003            2002
-----------------------------------                        ---------       ---------       ---------       ---------
NET INCOME, AS REPORTED                                    $     986       $     904       $   9,919       $   9,355
Deduct:
   Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects              42              33             117              95
                                                           ---------       ---------       ---------       ---------
PRO FORMA NET INCOME                                       $     944       $     871       $   9,802       $   9,260
                                                           ---------       ---------       ---------       ---------


EARNINGS PER SHARE:
    Basic - as reported                                    $    0.19       $    0.18       $    1.96       $    1.88
                                                           ---------       ---------       ---------       ---------
    Basic - pro forma                                      $    0.18       $    0.17       $    1.94       $    1.86
                                                           ---------       ---------       ---------       ---------

    Diluted - as reported                                  $    0.19       $    0.18       $    1.94       $    1.85
                                                           ---------       ---------       ---------       ---------
    Diluted - pro forma                                    $    0.18       $    0.17       $    1.92       $    1.83
                                                           ---------       ---------       ---------       ---------

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

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and nine months ended June 30, 2003 increased $0.01 and $0.09, respectively, due primarily to increased earnings from Bay Gas' natural gas storage business. Financial information by business segment is shown in Note 5 to the unaudited Consolidated Financial Statements above.

Earnings from the Company's natural gas distribution business decreased $0.03 and $0.01, respectively, for the three and nine-month periods ended June 30, 2003. Mobile Gas' earnings were positively impacted by a rate adjustment which became effective December 1, 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see "Natural Gas Distribution" below. Because of the rate adjustment, margins from temperature-sensitive customers and commercial customers increased during the three and nine-month periods; however, these increases were offset by an increase in operating expenses and depreciation expense.

The Company's natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.03 and $0.06, respectively, for the three and nine-month periods ended June 30, 2003 as compared to the same prior year periods. The positive earnings contribution is due primarily to increased storage revenues from the second cavern, increased transportation revenues, and revenues realized from short-term interruptible storage contracts. Increased revenues were partially offset by additional operations and maintenance costs, depreciation expense and property taxes as major expansion projects were completed and placed into service.

Earnings from other business operations increased $0.01 and $0.04, respectively, for the three and nine-month periods ended June 30, 2003. The prior-year periods included losses associated with the exit from the natural gas generator sales business and the closing of a retail specialty store.


NATURAL GAS DISTRIBUTION

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins. Colder than normal weather during the 2002-2003 winter heating season, lower national storage levels, and increased natural gas electric generation facilities have combined to drive natural gas prices to the highest levels in two years. Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas' strategy for purchasing gas and the Company's use of natural gas storage capacity helped to mitigate the impact of increased prices on customers' bills this past winter. Effective March 1, 2003, however, Mobile Gas adjusted its rates to reflect increased gas costs paid to its suppliers.

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

The table below summarizes operating revenues, margins and volumes by customer class for the three and nine-month periods ended June 30, 2003 and 2002:

                                                               THREE MONTHS                     NINE MONTHS
NATURAL GAS DISTRIBUTION                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                           2003            2002             2003             2002
                                                         --------        --------        ---------        ---------
REVENUE (BEFORE ELIMINATIONS)
  Residential                                            $  9,279        $  7,520        $  47,079        $  41,854
  Commercial and Industrial - Small                         2,906           2,066           11,345            9,331
                                                         --------        --------        ---------        ---------
 Total Temperature Sensitive Revenue                       12,185           9,586           58,424           51,185
                                                         --------        --------        ---------        ---------
  Commercial and Industrial - Large                         2,176           1,748            6,353            5,076
  Transportation (includes SGT revenues)                    1,811           1,894            5,620            5,965
  Other                                                       289             252              794              818
                                                         --------        --------        ---------        ---------
TOTAL NATURAL GAS DISTRIBUTION REVENUE                   $ 16,461        $ 13,480        $  71,191        $  63,044
                                                         ========        ========        =========        =========

Cost of Natural Gas (before eliminations)                  (6,888)         (4,203)         (29,775)         (23,289)

Revenue Taxes (included in Taxes, Other                      (842)           (677)          (3,579)          (3,136)
 Than Income on the consolidated income statement)
                                                         --------        --------        ---------        ---------
NATURAL GAS DISTRIBUTION SALES
 AND TRANSPORTATION MARGINS                              $  8,731        $  8,600        $  37,837        $  36,619
                                                         ========        ========        =========        =========

DELIVERIES (THERMS)
  Residential                                               5,606           5,547           40,550           38,612
  Commercial and Industrial - Small                         2,406           2,259           11,692           10,790
                                                         --------        --------        ---------        ---------
 Total Temperature Sensitive Deliveries                     8,012           7,806           52,242           49,402
                                                         --------        --------        ---------        ---------

  Commercial and Industrial - Large                         2,456           2,886            8,565            8,499
  Transportation (including SGT volumes)                   71,295          80,822          217,888          264,727
                                                         --------        --------        ---------        ---------

TOTAL NATURAL GAS DISTRIBUTION VOLUMES                     81,763          91,514          278,695          322,628
                                                         ========        ========        =========        =========

Natural gas distribution revenues increased $2,981,000 (22%) and $8,147,000 (13%), respectively, during the three and nine-month periods ended June 30, 2003 due partially to the rate adjustment, which went into effect March 1, 2003, to recover increased gas costs paid to suppliers. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increases or decreases in margins. Revenues were also increased during the current year periods as a result of the RSE rate adjustment which went into effect on December 1, 2002. See Note 4 to the unaudited Consolidated Financial Statements above for information pertaining to RSE. Increased volumes delivered to temperature-sensitive customers due to colder than normal weather also had an impact on revenues for the nine-month periods ended June 30, 2003.

Natural gas distribution margins increased $131,000 (2%) and $1,218,000 (3%), respectively, for the three and nine-month periods ended June 30, 2003 primarily as a result of the RSE rate adjustments. This increase in margins was partially offset by a slight decline in the number of residential general customers served during the current year periods and a decline of approximately 2% in consumption by temperature-sensitive customers. Customer usage varies between periods due to a number of factors, including cloud cover, duration of cold weather, humidity, wind speed, and customer conservation efforts. The impact of RSE was also partially offset by a decline in volumes delivered to large commercial and industrial customers, which are not subject to weather normalization.

Volumes from transportation customers declined 12% and 18%, respectively, for the three and nine-month periods with a corresponding decline in margins of 4% and 5%, respectively, due to general economic conditions. Mobile Gas' service territory has experienced the effects of plant closings, particularly in the pulp and paper industry, during the last two years. In addition to two customers' previous plant closings, a chemical company, which is a customer of the Company, ceased operations of its Mobile plant in June 2003 and some industrial plants have decreased production. Management currently expects that the impact on this fiscal year of these reduced revenues will be immaterial. Known changes in margin such as this, as well as other changes affecting net income, would generally be reflected in the next RSE adjustment on December 1, 2003.

Operations and maintenance (O&M) expenses increased $224,000 (4%) and $733,000 (5%), respectively, for the three and nine months ended June 30, 2003 due to an increase in insurance expense, increased bad debt reserves, customer incentive expenses, and expenses related to the establishment of the ESR reserve as discussed in Note 4 to the unaudited Consolidated Financial Statements above. Bad debt reserves increased due to a rise in gas receivables associated with an increase in natural gas prices discussed above. In response to the corresponding increase in accounts receivable, Mobile Gas has established additional reserves for anticipated uncollectible account balances for gas delivered during the current-year winter heating season. Management currently expects that the impact, if any, from Mobile Gas' inflation-based cost control formula established by the APSC and described in Note 4 would be immaterial.

Depreciation expense increased $98,000 (6%) and $293,000 (6%), respectively, for the three and nine-month periods ended June 30, 2003 due to Mobile Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $140,000 (11%) and $415,000 (8%) for the three and nine-month periods ended June 30, 2003.

Interest expense increased $65,000 (8%) and $187,000 (8%) for the three and nine-month periods ended June 30, 2003 due partially to the 6.9%, $12.0 million, First Mortgage Bonds issued in August 2002. Interest expense from long-term debt was partially offset by a decrease in short-term borrowings and a decline in short-term borrowing rates.

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

The construction of natural gas-fired electric generation facilities in the southeast has provided new opportunities to provide gas storage and transportation services. Construction of Bay Gas' second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second salt-dome storage cavern has a working capacity of 3.5 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern. Additional cavern development is planned to provide for an extra 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas will hold 6.5 Bcf, with injection and withdrawal capacity of 225 MMcf and 610 MMcf per day, respectively. The additional cavern development is projected to be complete in fiscal 2004 and will be done without interruption of storage operations.

Bay Gas' revenues increased $1,365,000 (49%) and $2,062,000 (25%) during the three and nine-month period ended June 30, 2003 due primarily to additional storage revenues associated with the commencement of operations of the second cavern and short-term storage agreements. Under these short-term agreements, available storage capacity is leased to customers on a day-to-day basis, thereby optimizing the use of the cavern capacity. For the three-month period ended June 2003, increased storage revenues were partially offset by a slight decline in transportation revenues and the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. During the nine-month period, Bay Gas experienced an overall increase in transportation revenues. See Note 5 to the unaudited Consolidated Financial Statements above for information about the Natural Gas Storage segment and Note 8 for additional information relating to the recently-expired option agreement.

Operations and maintenance (O&M) expenses increased $218,000 (36%) and $250,000 (15%) during the three and nine months ended June 30, 2003, respectively, primarily due to additional operating expenses associated with the second cavern and an increase in insurance costs related to property and liability coverages.

Depreciation expense increased $98,000 (22%) and $288,000 (22%), respectively, for the three and nine-month periods ended June 30, 2003 due to additional property completed and placed in service.

Taxes, other than income taxes, consist primarily of property taxes and increased as a result of the new pipelines placed in service June 2001 and November 2001 and Bay Gas' second storage cavern which was placed in service April 1, 2003.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $504,000 and $351,000 for the three and nine-month periods ended June 30, 2003 due to the completion of Bay Gas' second storage cavern.

Interest income declined $36,000 (78%) and $194,000 (84%), respectively, during the three and nine-month periods ended June 30, 2003 due to the expenditure of the proceeds from Bay Gas' debt issuance used to finance the second cavern.

Minority interest reflects the minority partner's share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth's subsidiary holds a controlling interest. Minority interest increased $41,000 (44%) and $80,000 (27%) during the three and nine-month periods ended June 30, 2003 due to increased pretax earnings of the partnership.


OTHER

The Company provides marketing, merchandising and other energy-related services through Marketing, Mobile Gas, and Services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 5 to the unaudited Consolidated Financial Statements above for segment disclosure.

Other revenues decreased $198,000 (17%) and $199,000 (5%) during the three and nine-month periods ended June 30, 2003 due to the closing of a specialty store in October 2002 and the exit from the natural gas generator sales business in September 2002.

Cost of merchandise (COM) sold decreased $384,000 (40%) and $429,000 (18%), respectively, for the three and nine months ended June 30, 2003. Additional costs of $366,000 and $386,000, respectively, were recognized in the same prior year periods due to the establishment of reserves for slow-moving merchandise inventory.

O&M expenses decreased $21,000 (6%) and $113,000 (9%) for the three and nine months ended June 30, 2003 primarily due to expenses incurred in the prior year periods for the closed specialty store and natural gas generator sales.

INCOME TAXES

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $294,000 (97%) and $594,000 (11%), respectively, for the three and nine months ended June 30, 2003.



LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows above. The decrease in cash flow from operating activities of $5,304,000 was due primarily to the option payment received by Bay Gas in November 2001, timing of the collection of gas costs from customers, an increase in gas inventory stored underground, and an increase in accounts receivable due to an increase in rates to customers in response to higher gas prices.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During the nine months ended June 30, 2003 and 2002, the Company used cash of $11,251,000 and $19,303,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Bay Gas' temporary investments of $3,000,000, which represented a portion of the unused proceeds of the December 2000 debt issuance, matured in December 2001 and were used in Bay Gas' construction projects. Bay Gas' second natural gas storage cavern was completed and placed in service on April 1, 2003. Injections of base gas into the second cavern will continue for several months at an estimated cost of $5,000,000. Additional expansion of the second cavern is currently planned and is projected to be complete in fiscal 2004 at an estimated cost of $1,500,000. Mobile Gas is expanding its presence in Baldwin County, Alabama by extending its gas main by 11 miles at an estimated cost of $1,700,000, of which $1,200,000 has been incurred as of June 30, 2003. Upon completion of the project, which is expected to occur in the fourth quarter of fiscal 2003, Mobile Gas will provide natural gas services to customers in the City of Spanish Fort in addition to its service area along Highway 225 in Baldwin County.

Financing activities used cash of $6,695,000 and $10,433,000 during the nine months ended June 30, 2003 and 2002, respectively, due primarily to dividend payments and repayments of long- and short-term borrowings. Mobile Gas issued $12,000,000 of 6.9% First Mortgage Bonds in August 2002 of which a portion of the proceeds were used to pay off short-term borrowings. Partially offsetting the debt and dividend payments were receipts of $701,000 and $1,068,000 from the exercise of stock options.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. At June 30, 2003 the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company's contractual obligations and commercial commitments as of June 30, 2003:

                                REMAINING                                                       FISCAL YEARS
TYPE OF CONTRACTUAL            FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR    2008 AND
OBLIGATIONS (IN THOUSANDS):       2003         2004         2005         2006         2007       THEREAFTER
---------------------------    -----------  -----------  -----------  -----------  -----------  ------------
Long-Term Debt                   $   642      $ 6,006      $ 6,248      $ 6,463      $ 6,769      $73,159

Gas Supply Contracts                 844        7,569        1,166        1,170        1,187        4,402

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


ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At June 30, 2003 the Company had approximately $94.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company", "Gas Supply", and "Liquidity and Capital Resources" in the Company's Form 10-K for the fiscal year ended September 30, 2002 for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.


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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit No.   Description

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

     (b) Reports on Form 8-K

         On May 2, 2003, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended March 31, 2003 and declaration of a dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ENERGYSOUTH, INC.
                                                     ----------------
                                                       (Registrant)


Date:    August 6, 2003                          /s/ John S. Davis
      ----------------------             ---------------------------------------
                                                     John S. Davis
                                                     President and
                                                Chief Executive Officer



Date:    August 6, 2003                    /s/ Charles P. Huffman
      ----------------------             ---------------------------------------
                                                   Charles P. Huffman
                                                Senior Vice President and
                                                  Chief Financial Officer