Form 10-K
period 2003-09-30
ENERGYSOUTH INC
filed 2003-12-17
CIK 1051286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

[ ]  Transition report pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934 for the transition period from       to
                                                         -----    -----

                                                                 Commission File
                                                                  Number 0-29604

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of Common Stock (the only outstanding class of voting or non-voting common equity), Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low closing price as reported by NASDAQ on March 31, 2003) was approximately $131,868,721.

As of December 5, 2003, there were 5,139,721 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 30, 2004 are incorporated by reference into Part III.

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

         MGS Marketing Services, Inc. ("Marketing") was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas. During fiscal year 2003, as existing contracts for marketing services expired, such contracts were not renewed by Marketing. As of September 30, 2003, the Company is not actively engaged in activities previously provided by Marketing.

         In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

         MGS Storage Services, Inc. ("Storage") was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2003 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation ("Olin"). Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

BUSINESS SEGMENTS

         The Company's operations are classified into the following business segments:

- Natural Gas Distribution - The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.

- Natural Gas Storage - The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The storage operations are located in Southwest Alabama.

- Other - Includes marketing, merchandising, and other energy-related services which are provided through Marketing, Mobile Gas, and Services, respectively, and are aggregated with the corporate operations of EnergySouth, the holding company.

         For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2003, 2002, and 2001, see Note 10 to the Consolidated Financial Statements.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2003, approximately 57% of the Company's gas revenues were derived from residential sales, 14% from small commercial and industrial sales, 9% from large commercial and industrial sales, 11% from transportation services, and 9% from storage and miscellaneous services. Residential sales in fiscal 2003 accounted for approximately 5% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 92%, respectively. The ten largest customers of the Company accounted for approximately 19% of the Company's gross margin in fiscal 2003, with the largest accounting for approximately 6%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income on page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data" below. Gross margins by business segment are shown in Note 10 of the Notes to the Consolidated Financial Statements on page F-23.

         EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the Central Gulf Coast and the developing gas-fired electric generation markets in the lower Southeast region of the United States. Mobile Gas provides transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities, one of which has been recently expanded. During fiscal 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During fiscal 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas constructed a second underground storage cavern as discussed in "Gas Storage" below. While there are no current reported plans for additional gas-fired electric generation facilities in the Company's immediate service area, industry projections indicate Florida utilities plan to add gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, is well positioned to serve the storage needs of that market. There can be no assurances that additional caverns will be constructed.

GAS SUPPLY

         The Company is directly connected to four natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with two of these producers. For the fiscal year ended September 30, 2003, the Company obtained approximately 55% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also had firm supply contracts with gas suppliers for peak day needs of 10,000 MMBtu/day and 13,000 MMBtu/day until October 31, 2003 through the direct connections with the Duke and Shell processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011.

GAS STORAGE

         Construction of Bay Gas' first storage cavern and facilities was completed in 1994. At September 30, 2003, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately .9 million MMBtu of the gas injected into the storage cavern, called "base gas," remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.3 million MMBtu, represents working storage capacity. In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of .8 million MMBtu of working storage capacity of the first cavern for an initial period of 20 years.

         The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Phase I of Bay Gas' second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second salt-dome storage cavern has a working capacity of 3.7 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern as well as other customers. Continuing cavern development is planned to provide for an additional 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but are currently planned to hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue in fiscal 2004 without interruption of storage operations. Bay Gas has pipeline interconnects with Florida Gas Transmission Company and Gulf South which provide access to interstate markets.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. Even so, in recent periods of volatility in natural gas prices, several customers who have the capability to use alternative fuels have switched to such alternative fuel sources in periods of extremely high natural gas prices. While some of these customers have returned to using natural gas as prices have stabilized, there can be no assurance that these or other customers will continue to use natural gas in periods of sustained high natural gas prices. See "Rates and Regulation" below.

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

RATES AND REGULATION

         The natural gas distribution operations of Mobile Gas are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates have historically been determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Since December 1, 1995, Mobile Gas has also been allowed to recover costs associated with its replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by Mobile Gas are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, pipeline safety, accounting, and other matters. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, designed to increase annual gas revenues by approximately $7.8 million.

         On June 10, 2002, the APSC approved Mobile Gas' request for the Rate Stabilization and Equalization ("RSE") rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance ("O&M") expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. A rate adjustment designed to increase annual revenues by $2.2 million became effective December 1, 2002 under RSE. Effective December 1, 2003, rates were adjusted under RSE which are designed to increase annual revenues by $2.8 million.

         In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve ("ESR"), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas' return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR related to revenue losses from a certain large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved.

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

         The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site and continued testing. In 2000, the Company commenced discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management ("ADEM") is conducting a "Brownfields" evaluation of the property. It is anticipated that this assessment will be completed by mid-2004. Preliminary data received from ADEM has been reviewed by the Company's environmental consultants. Based on information received to date, the Company does not believe that the site currently poses any threat to human health or the environment. At this time, the Company continues to believe that material remediation costs are unlikely and has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation, with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

EMPLOYEES

         Mobile Gas employed 275 full-time employees as of September 30, 2003. Of these, approximately 35% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2003 Bay Gas employed 10 full-time employees. The Company believes that it enjoys generally good labor relations.

AVAILABLE INFORMATION

         The Company's internet address is www.energysouth.com. The Company makes available free of charge on or through its Internet Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

         The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located in Alabama's Monroe and Escambia Counties. Bay Gas' transmission plant consists of two pipelines totaling approximately 51 miles and related surface equipment which are located in Alabama's Mobile and Washington Counties. The transmission plants are located on easements or rights-of-way.

         The storage plant, consisting of two underground caverns for the storage of natural gas and related pipelines and surface facilities, is located primarily in Washington County, Alabama. The storage facilities are constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company's option for an additional term of 20 years.

         Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2003.

Item 3. Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Item 4a. Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company for terms expiring in January 2004.

                                                      Business Experience
Name, Age, and Position                               During Past 5 Years
-----------------------                               -------------------
W. G. Coffeen, III, 57                                Appointed in December 2000;
Senior Vice President of Operations                   Previously: Vice President of
and Marketing - EnergySouth, Inc.                     Corporate Development and
                                                      Planning - EnergySouth, Inc.
                                                      (1998 - 2000)

Senior Vice President of Operations and               Appointed in December 2000;
Marketing - Mobile Gas Service Corporation;           Previously: Vice President -
Director and President - EnergySouth Services,        Corporate Development and

                                       10

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

Charles P. Huffman, 50                                Appointed in December 2000;
Senior Vice President and Chief Financial Officer     Previously: Vice President, Chief
- EnergySouth, Inc.                                   Financial Officer, and Treasurer -
                                                      EnergySouth, Inc. (1998 - 2001)

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

G. Edgar Downing, Jr., 47 *                           Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

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

Susan P. Stringer, 42                                 Appointed in December 2000
Vice President and Controller - EnergySouth,
Inc.

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

LaBarron N. McClendon, 39                             Appointed in December 2001
Vice President Human Resources -
EnergySouth, Inc.

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

Daniel T. Ford, 38                                    Appointed in June 2002
Treasurer - EnergySouth, Inc.

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

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol "ENSI". As of December 5, 2003 there were 1,350 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                           Per Share
                      Dividends Declared             Closing Price Range
                      ------------------   ----------------------------------------
Fiscal Year
Quarter Ended           2003       2002          2003                  2002
-------------           ----       ----    -----------------    -------------------
                                             High      Low        High        Low
                                             ----      ----       ----        ---
December 31            $.270      $.260    $28.989   $24.280    $24.860     $21.050
March 31                .270       .260     28.500    25.260     28.250      22.050
June 30                 .285       .270     32.450    25.990     33.750      24.750
September 30            .285       .270     33.960    30.560     33.950      22.760

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

ITEM 6 - ENERGYSOUTH, INC. - SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

YEARS ENDED SEPTEMBER 30,                                 2003       2002          2001
-----------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                           $ 95,150   $   81,560     $103,424
Merchandise Sales                                         3,259        3,499        2,966
Other                                                     1,206        1,360        1,369
-----------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                               $ 99,615   $   86,419     $107,759
-----------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES             $ 11,135   $   10,231     $  6,138
       IN ACCOUNTING PRINCIPLES
     Cumulative Effect of Changes in Accounting
         Principles                                                                     -
-----------------------------------------------------------------------------------------
NET INCOME                                             $ 11,135   $   10,231     $  6,138
-----------------------------------------------------------------------------------------
     Preferred Stock Dividends
-----------------------------------------------------------------------------------------
     Earnings Applicable to Common Stock               $ 11,135   $   10,231     $  6,138
     Cash Dividends Per Share of Common Stock (1)      $   1.11   $     1.06     $   1.02
-----------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK (1):
-----------------------------------------------------------------------------------------
     Income Before Cumulative Effect of Changes in
              Accounting Principles                    $   2.20   $     2.06     $   1.25
     Net Income (1)                                    $   2.20   $     2.06     $   1.25
-----------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
     Income Before Cumulative Effect of Changes in
              Accounting Principles                    $   2.17   $     2.03     $   1.23
     Net Income (1)                                    $   2.17   $     2.03     $   1.23
-----------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING (1):
-----------------------------------------------------------------------------------------
  Basic (1)                                               5,066        4,967        4,926
  Diluted (1)                                             5,124        5,046        4,987
-----------------------------------------------------------------------------------------
Total Assets                                           $225,686   $  221,791     $222,357
Long-Term Debt                                         $ 92,640   $   98,645     $ 90,592
-----------------------------------------------------------------------------------------
STATISTICAL
GAS REVENUE (IN THOUSANDS):
-----------------------------------------------------------------------------------------
  Sales:
    Residential                                        $ 54,470   $   47,839     $ 65,394
    Commercial and Industrial - Small                    13,795       11,105       15,499
    Commercial and Industrial - Large                     8,101        6,436       10,060
  Transportation                                         10,405       10,834        9,594
  Storage (other than intercompany)                       7,401        4,383        2,134
  Other                                                     978          963          743
-----------------------------------------------------------------------------------------
      Total                                            $ 95,150   $   81,560     $103,424
-----------------------------------------------------------------------------------------
DELIVERY TO CUSTOMERS (IN THOUSAND THERMS):
-----------------------------------------------------------------------------------------
  Gas Sales:
    Residential                                          44,617       42,651       51,415
    Commercial and Industrial - Small                    13,664       12,717       14,318
    Commercial and Industrial - Large                    10,463       10,679       12,570
  Transportation                                        759,936      947,515      790,741
-----------------------------------------------------------------------------------------
      Total                                             828,680    1,013,562      869,044
-----------------------------------------------------------------------------------------
CUSTOMERS BILLED (PEAK MONTH):
-----------------------------------------------------------------------------------------
  Residential                                            93,318       93,563       94,948
  Commercial and Industrial - Small                       5,111        5,153        5,197
  Commercial and Industrial - Large                          78           80           89
  Transportation                                             43           37           43
-----------------------------------------------------------------------------------------
      Total                                              98,550       98,833      100,277
-----------------------------------------------------------------------------------------
Degree Days (2)                                           1,773        1,577        1,978

NUMBER OF EMPLOYEES (END OF PERIOD)                         285          295          300

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

    2000          1999        1998        1997         1996        1995         1994
-------------------------------------------------------------------------------------
$  69,714      $ 63,889    $ 70,740    $ 69,622     $ 68,334    $ 56,204     $ 60,470
    2,913         2,827       2,920       2,678        2,674       2,576        2,514
    1,470         1,344       1,329       1,281        1,224         788          774
-------------------------------------------------------------------------------------
$  74,097      $ 68,060    $ 74,989    $ 73,581     $ 72,232    $ 59,568     $ 63,758
-------------------------------------------------------------------------------------
$   8,792      $  8,624    $  8,417    $  8,126     $  8,631    $  4,028     $  4,893
        -          (349)          -           -
-------------------------------------------------------------------------------------
$   8,792      $  8,275    $  8,417    $  8,126     $  8,631    $  4,028     $  4,893
-------------------------------------------------------------------------------------
                                                                             $      5
-------------------------------------------------------------------------------------
$   8,792      $  8,275    $  8,417    $  8,126     $  8,631    $  4,028     $  4,888
$    0.97      $   0.91    $   0.84    $   0.78     $   0.74    $   0.70     $   0.68
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
$    1.79      $   1.77    $   1.73    $   1.68     $   1.79    $   0.84     $   1.18
$    1.79      $   1.70    $   1.73    $   1.68     $   1.79    $   0.84     $   1.18
-------------------------------------------------------------------------------------


$    1.78      $   1.75    $   1.71    $   1.66     $   1.78    $   0.84     $   1.18
$    1.78      $   1.68    $   1.71    $   1.66     $   1.78    $   0.84     $   1.18
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
    4,904         4,884       4,865       4,844        4,826       4,812        4,128
    4,944         4,933       4,926       4,881        4,838       4,812        4,128
-------------------------------------------------------------------------------------
$ 167,380      $173,635    $166,541    $161,857     $150,779    $136,567     $134,529
$  55,222      $ 58,017    $ 58,979    $ 63,580     $ 54,509    $ 57,328     $ 59,047
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
$  41,750      $ 39,575    $ 44,725    $ 44,330     $ 43,929    $ 36,106     $ 40,535
    9,433         8,613       9,208       8,948        8,348       6,813        7,209
    6,316         5,242       6,784       7,638        7,914       6,151        6,188
    9,336         8,215       8,210       6,886        6,571       6,172        5,881
    2,153         1,689       1,204       1,176          926         245           13
      726           555         609         644          646         717          644
-------------------------------------------------------------------------------------
$  69,714      $ 63,889    $ 70,740    $ 69,622     $ 68,334    $ 56,204     $ 60,470
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
   43,014        39,866      51,493      48,099       59,403      47,992       56,100
   12,590        11,781      13,231      12,338       14,148      11,669       12,463
   12,860        11,683      15,169      16,975       23,252      19,536       19,045
  611,541       357,183     335,905     284,248      279,798     274,859      253,702
-------------------------------------------------------------------------------------
  680,005       420,513     415,798     361,660      376,601     354,056      341,310
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
   95,131        95,022      95,443      95,446       95,338      94,822       94,424
    5,256         5,282       5,305       5,267        5,257       5,235        5,195
       95            92          97         101          105         108          106
       37            37          30          30           30          29           31
-------------------------------------------------------------------------------------
  100,519       100,433     100,875     100,844      100,730     100,194       99,756
-------------------------------------------------------------------------------------
    1,379         1,196       1,889       1,487        2,030       1,331        1,837

      291           280         281         276          276         275          260

Item 7. Management's Discussion and Analysis of Results of Financial Condition and Results of Operation.

THE COMPANY

EnergySouth, Inc. (EnergySouth) is a holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as the "Company." The Company, through Mobile Gas Service Corporation (Mobile Gas) and Southern Gas Transmission Company (SGT), is engaged in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Through Bay Gas Storage Company, Ltd. (Bay Gas), the Company provides underground natural gas storage services and transportation services. The Company is also engaged in gas marketing, merchandising and other energy-related services.

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

Diluted earnings per share increased $0.14, up 7% from fiscal year 2002. Fiscal year 2002 earnings increased 65% as compared to fiscal 2001. Financial information by business segment is shown in Note 10 to the Consolidated Financial Statements.

2003 VS. 2002 The Company's natural gas distribution business contributed increased earnings of $0.03 per share during fiscal year 2003 from its Mobile Gas subsidiary. Mobile Gas' earnings were positively impacted by a rate adjustment which became effective December 1, 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see "Natural Gas Distribution" below and Note 2 to the Consolidated Financial Statements. Because of the rate adjustment, margins from temperature-sensitive customers and large commercial and industrial customers increased during the fiscal year 2003; however, these increases were offset by an increase in operating and depreciation expenses, lower industrial transportation revenues, and a decline in residential usage after adjustment for weather variations by the Company's temperature rate adjustment rider.

The Company's natural gas storage business, operated by Bay Gas, contributed increased earnings of $0.07 per share for the year ended September 30, 2003, due primarily to increased storage revenues from its second storage cavern placed in service on April 1, 2003 and revenues realized from short-term interruptible storage contracts. Increased revenues were partially offset by additional operations and maintenance costs (O&M), depreciation expense and property taxes as major expansion projects were completed.

Earnings from other business operations increased $0.04 during fiscal year 2003. Fiscal year 2003 did not include losses incurred in 2002 associated with the exit from the natural gas generator sales business and the closing of a retail specialty store.

2002 VS. 2001 For fiscal year 2002, EnergySouth's earnings per share increased $0.80 from fiscal year 2001 due to increased earnings from both Mobile Gas' distribution and Bay Gas' storage and transportation services. The Company's natural gas distribution business contributed increased earnings of $0.39 per share due to an increase in margins as a result of a general rate increase effective October 1, 2001. The Company's natural gas storage business contributed increased earnings of $0.46 per share. Increased transportation revenues and the consideration received for an option agreement to transport additional volumes, over and above contracted volumes, both contributed to the increase. Also, in accordance with SFAS 145, Bay Gas' extraordinary loss due to the early payoff of existing debt was reclassified from extraordinary to ordinary income. In conjunction with the early pay-off, Bay Gas incurred additional interest related expenses in fiscal year 2001 of $2,454,000, a $0.29 impact in earnings per share. Increased depreciation expense and O&M expenses partially offset increased earnings for both the distribution and storage businesses. Also offsetting the gains made by both businesses, earnings from other business operations declined $0.05 per share due primarily to the liquidation of generator inventories and reserves for slow moving merchandise inventory.

NATURAL GAS DISTRIBUTION

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company's gas distribution operations. Mobile Gas' rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company's margins, which are defined as natural gas distribution revenues less the cost of natural gas and associated taxes. For fiscal year 2003, colder than normal weather during the 2002-2003 winter heating season, lower national storage levels after the 2002-2003 winter, and increased natural gas electric generation facilities have combined to drive natural gas prices to levels well above historical norms. Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas' strategy for purchasing gas and the Company's use of natural gas storage capacity helped to mitigate the impact of increased prices on customers' bills during the 2002-2003 winter. Effective March 1, 2003, however, Mobile Gas adjusted its rates to reflect increased gas costs paid to its suppliers.

In fiscal 2002, the APSC approved Mobile Gas' request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. A rate adjustment, designed to increase annual gas revenues by approximately $2.2 million, was implemented under the RSE tariff effective December 1, 2002. See Note 2 to the Consolidated Financial Statements for a more detailed explanation. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995 to recover increases in costs, including a return on investment. The APSC approved the new base rates, effective

October 2, 2001, which were designed to increase annual gas revenues by approximately $7.8 million.

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

The table below summarizes operating revenues, margins and volumes by customer class for fiscal 2003, 2002 and 2001:

YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)              2003            2002            2001
-------------------------------------------------------------------------------------------
REVENUE (BEFORE ELIMINATIONS)
  Residential                                      $ 54,470        $ 47,839        $ 65,395
  Commercial and Industrial - Small                  13,795          11,105          15,499
-------------------------------------------------------------------------------------------
 Total Temperature-Sensitive Revenue               $ 68,265        $ 58,944        $ 80,894
-------------------------------------------------------------------------------------------
  Commercial and Industrial - Large                   8,101           6,436          10,060
  Transportation (includes SGT revenues)              7,443           7,930           7,957
  Other                                                 981             980             717
-------------------------------------------------------------------------------------------
TOTAL NATURAL GAS DISTRIBUTION REVENUE             $ 84,790        $ 74,290        $ 99,628
===========================================================================================
Cost of Natural Gas                                 (35,061)        (26,460)        (56,296)

Revenue Taxes                                        (4,222)         (3,703)         (4,946)
===========================================================================================
NATURAL GAS DISTRIBUTION SALES
 AND TRANSPORTATION MARGINS                        $ 45,507        $ 44,127        $ 38,386
-------------------------------------------------------------------------------------------

DELIVERIES (THERMS)
  Residential                                        44,617          42,651          51,415
  Commercial and Industrial - Small                  13,664          12,717          14,318
-------------------------------------------------------------------------------------------
 Total Temperature-Sensitive Deliveries              58,281          55,368          65,733
-------------------------------------------------------------------------------------------
  Commercial and Industrial - Large                  10,463          10,679          12,570
  Transportation (including SGT volumes)            286,842         382,884         382,213
-------------------------------------------------------------------------------------------

TOTAL NATURAL GAS DISTRIBUTION VOLUMES              355,586         448,931         460,516
===========================================================================================

Natural Gas Distribution revenues increased $10,500,000 (14%) during fiscal 2003 as compared to fiscal 2002 due primarily to the increase in natural gas prices as discussed above. Fluctuations in the actual cost of gas are passed on to the customers through the purchased gas adjustment provision of Mobile Gas' rate tariffs and do not directly result in any increases or decreases in margins. The 25% decline in distribution revenue in fiscal 2002 versus 2001 was directly attributable to a decline in natural gas prices after the dramatic rise of natural gas prices experienced in fiscal 2001.

Another contributing factor to the fluctuations in revenues from temperature-sensitive customers is the impact of weather on customers' usage. Temperatures during the fiscal 2003 winter heating season were 8% colder than normal and 12% colder than the prior year. As a result, volumes delivered to temperature-sensitive customers increased in fiscal 2003 compared to fiscal 2002 by 5%. Temperatures during the fiscal 2002 heating season were 20% warmer than fiscal 2001 and 4% warmer than normal, which partially accounted for the 16% decline in volumes delivered to these customers.

Revenues from the sale of natural gas to large commercial and industrial customers increased 26% in fiscal 2003 and declined 36% in fiscal 2002 due primarily to the respective increase and decrease in the price of natural gas. Volumes delivered to these customers has declined 2% and 15%, respectively, for fiscal years 2003 and 2002 due primarily to one industrial customer's unique operational needs, higher natural gas prices and general economic conditions.

Revenues from the transportation of natural gas to commercial and industrial customers by the distribution business decreased $487,000 in fiscal 2003 with a corresponding decline in volumes of 25%, due primarily to increased gas prices and general economic conditions. Mobile Gas' service territory has experienced the effects of plant closings, particularly in the pulp and paper industry, during the last two years. In addition to two customers' previous plant closings, a chemical company which is a customer of the Company ceased operations of its Mobile plant in June 2003, and some other industrial plants have decreased production or switched to alternative fuels. As permitted by the APSC, the lost margins associated with the closure of the chemical plant were charged to the Enhanced Stability Reserve (ESR) with a corresponding offset to transportation revenue. ESR charges due to known changes in margin such as this, as well as other changes affecting net income, would generally be reflected in the RSE adjustment on December 1, 2003. See Note 2 to the Consolidated Financial Statements for information pertaining to ESR and RSE.

Natural gas distribution margins increased $1,380,000 (3%) for fiscal year 2003 primarily as a result of the December 1, 2002 RSE rate adjustment. Margins increased $5,741,000 (15%) for fiscal 2002 primarily as a result of the general rate increase which became effective October 2, 2001. The increases in margins in both years was partially offset by a decline in the number of residential customers served. Also, residential customer consumption, when adjusted for weather variations, declined 2.2% in 2003 and 4.0% in 2002, which were slightly higher than historical declines in usage that Mobile Gas has experienced over time as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Management believes that some of this decline is attributable to the high bills customers received in the 2000-2001 winter due to the extremely cold weather and high natural gas prices. The increases in margins realized were less than the amounts anticipated from the rate increases due to the decline in volumes delivered to customers as discussed above.

Operations and maintenance (O&M) expenses increased $534,000 (3%) for fiscal year 2003 due to increases in insurance expense, advertising and promotional payments, payroll, postage, and expenses related to the establishment of the ESR reserve. The change in Mobile Gas' O&M expense per customer for fiscal year 2003 was within the inflation-based cost control range established by the APSC; therefore, no adjustment is required as described in Note 2 to the Consolidated Financial Statements. O&M expenses increased $2,051,000 (12%) for fiscal 2002 due to an increase in payroll and payroll related costs, an increase in outside contractor expenses associated with maintaining the distribution system, an increase in insurance costs related to property and liability coverages, and an increase in bad debt expense.

Depreciation expense increased $377,000 (6%) and $458,000 (7%) for fiscal years 2003 and 2002, respectively, due to Mobile Gas' capital expansion projects and increased investment in property, plant and equipment.

Taxes, other than income taxes (other taxes), primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $651,000 for fiscal year 2003 and decreased $1,202,000 in fiscal year 2002 due primarily to fluctuations in business license taxes associated with gas revenue.

Interest expense decreased $208,000 and $238,000, respectively, in fiscal years 2003 and 2002 due to a decrease in short-term borrowings and a decline in the short-term borrowing rate. Over the course of fiscal 2002, the Company was able to repay all short-term borrowings through increased cash flows generated from operating activities and the issuance by Mobile Gas in August 2002 of $12.0 million of its 6.9% First Mortgage Bonds.

NATURAL GAS STORAGE

The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected 21-mile pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Phase I of Bay Gas' second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with

Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second salt-dome storage cavern has a working capacity of 3.7 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern as well as other customers. Continuing cavern development is planned to provide for an additional 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas are currently planned to hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue in fiscal 2004 without interruption of storage operations.

Bay Gas' storage and transportation revenues increased $3,074,000 (27%) and $3,440,000 (43%) during fiscal 2003 and 2002, respectively. See Note 10 to the Consolidated Financial Statements for segment disclosure. Fiscal year 2003 revenues increased due primarily to additional storage revenues associated with the commencement of operations of the second storage cavern and short-term storage agreements. Under these short-term agreements, available storage capacity is leased to customers on a day-to-day basis, thereby optimizing the use of the cavern capacity. Increased storage revenues were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period. In addition to the option agreement, revenues during fiscal year 2002 were positively impacted by the increased transportation of natural gas to Alabama Power's gas-powered generating facility at Plant Barry with the completion of a new 24-inch, 18 mile pipeline that connects Bay Gas to Gulf South Pipeline Company's high pressure pipeline.

Operations and maintenance (O&M) expenses increased $513,000 (25%) and $475,000 (30%) in fiscal 2003 and 2002, respectively, due to an increase in payroll and payroll related costs, an increase in insurance costs related to property and liability coverages, and a general increase in operating cost as a result of the expansion activities of Bay Gas. Also contributing to the increase in O&M expenses in fiscal 2002 was a $145,000 repair to a compressor station.

Depreciation expense increased $445,000 (29%) and $405,000 (36%), respectively, in fiscal years 2003 and 2002 due to additional property completed and placed in service.

Other taxes consist primarily of property taxes, and those taxes increased as a result of the new pipelines placed in service in June and November 2001 and Bay Gas' second storage cavern which was placed in service April 1, 2003.

Interest expense decreased $43,000 (1%) in fiscal year 2003 and increased $639,000 (16%) in fiscal year 2002, excluding the SFAS 145 reclassification. See
Note 1 to the Consolidated Financials Statements for additional information pertaining to SFAS 145. The decrease in interest expense in fiscal year 2003 is due to scheduled principal payments. The increase in interest expense in fiscal year 2002 was due to the issuance in December 2000 of the senior secured notes.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $892,000 for fiscal year 2003 due to the completion of Bay Gas' second storage cavern and increased $564,000 in fiscal year 2002 due to Bay Gas' pipeline and second storage cavern projects.

Interest income decreased $214,000 and $927,000 in fiscal year 2003 and 2002, respectively, due to the expenditure of the proceeds from Bay Gas' debt issuance used to finance the construction of the second storage cavern and two pipelines.

Minority interest reflects the minority partner's share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth's subsidiary holds controlling interests. Minority interest increased $95,000 (21%) and $316,000 (238%) during fiscal year 2003 and 2002, respectively, due to increased pretax earnings of the partnership. Included in natural gas storage's 2001 minority interest is a $223,000 reduction relating to the early payoff of existing debt.

OTHER

The Company provides marketing, merchandising and other energy-related services through MGS Marketing Services, Inc., Mobile Gas, and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 10 to the Consolidated Financial Statements for segment disclosure.

Other revenues decreased $601,000 (12%) in fiscal 2003 due primarily to the closing of a specialty store in October 2002 and the exit from the natural gas generator sales business in September 2002. Other revenues increased $537,000 (12%) in fiscal year 2002 due primarily to the liquidation of the natural gas generator inventory.

Cost of merchandise (COM) sold decreased $724,000 (23%) in fiscal year 2003 and increased $895,000 (39%) in fiscal year 2002 due to the reasons discussed above. Additional costs of $46,000 and $534,000, respectively, were recognized in the respective fiscal years due to the establishment of reserves for slow-moving merchandise inventory and natural gas generators.

O&M expenses decreased $373,000 (20%) in fiscal year 2003 and increased $92,000 (5%) in fiscal year 2002 primarily due to expenses incurred in the prior-year periods for the closed specialty store and natural gas generator sales.

INCOME TAXES

Income taxes fluctuate with the change in income before income taxes. The Company's effective tax rate in 2003, 2002 and 2001 was 37.6%, 36.9%, and 37.8%. Included in the Company's 2001 income tax is a $808,000 tax benefit which was reclassified in accordance with SFAS 145 from extraordinary loss to income tax. The components of income tax expense are reflected in Note 5 to the Consolidated Financial Statements.

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

GAS SUPPLY

A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. During fiscal year 2001, Mobile Gas implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2004 - $18,851,000; 2005 - $1,166,000; 2006 - $1,170,000; 2007 - $1,187,000; 2008 - $1,187,000 and 2009
through 2011 - $3,215,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period through 2014. The Company's purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, the Company believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers' rates.

ENVIRONMENTAL

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows. Cash provided by operating activities was $17.2 million, $22.1 million and $22.5 million in 2003, 2002 and 2001, respectively. Cash provided from operating activities declined $4.9 million in 2003 as compared to 2002 due to an increase in accounts receivable and inventory, the option payment Bay Gas received in fiscal year 2002, and the under-collection of increased gas costs from customers. Partially offsetting the decrease in operating cash for fiscal 2003 was a decline in payables and increases in deferred taxes and net income. Cash flow from operating activities in 2002 approximated the prior year.

Cash used in investing activities reflects the capital-intensive nature of the Company's business. During 2003, 2002, and 2001, respectively, the Company used cash of $15.7 million, $22.6 million, and $46.6 million for construction of distribution and storage facilities, purchases of equipment and other general improvements. In addition to the Company's regular construction program for the distribution business, Mobile Gas completed expansion projects in fiscal 2001 which included providing transportation services to a gas-powered generation facility and a 10-mile pipeline that expanded its system into Baldwin County. In fiscal 2001, Bay Gas invested $28.0 million in the construction of its second storage cavern and two pipeline projects. During fiscal 2002, Bay Gas invested $17.3 million in the construction of the second cavern and completion of an 18-mile, 24-inch pipeline. In fiscal 2003, $4.9 million was invested by Bay Gas in the completion of the second cavern. In October 2002, Mobile Gas entered into a thirty-year franchise agreement with the City of Spanish Fort. As a result, Mobile Gas invested $1.5 million in the expansion of its distribution system by running an 11-mile extension of the Highway 225 pipeline into the City of Spanish Fort. Bay Gas' temporary investments of $3.0 million, representing a portion of the unused proceeds of its December 2000 debt issuance, matured in December 2001 and were used in Bay Gas' construction projects.

The Company expects fiscal 2004 capital expenditures by Mobile Gas to be approximately $9.0 million and by Bay Gas to be approximately $2.8 million. Mobile Gas' projected 2004 expenditures include normal construction activity, including equipment purchases and other general improvements, and the acquisition of a natural gas distribution system located in Mt. Vernon, Alabama located just north of its current service territory. The acquisition will add approximately 300 customers. Bay Gas' capital expenditures will be for the ongoing expansion of its second cavern and will be funded by internal cash generation and cash equivalents of $1.0 million.

Financing activities used cash of $8.0 million and $7.0 million in fiscal 2003 and 2002, respectively; however, financing activities provided cash of $32.8 million in fiscal 2001. Long-term debt payments and the payment of quarterly dividends primarily account for the cash used during fiscal 2003 and 2002. Another contributing factor in 2002 was the payoff of short-term borrowings which was partially funded by the issuance of $12.0 million of 6.9% First Mortgage Bonds by Mobile Gas. Receipts of $1.2 million and $1.6 million in fiscal 2003 and 2002, respectively, from the exercise of stock options partially offset the cash used in financing activities. The $49.3 million increase in cash provided by financing activities during 2001 was primarily due to the financing activities of Bay Gas. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes. These notes, which are guaranteed by EnergySouth, are due in 2017 and accrue interest at an annual rate of 8.45%. The proceeds from the sale of the notes were used in part by Bay Gas to construct two pipelines and were also used to construct a second natural gas storage cavern and related equipment. Additionally, $2,650,000 of the proceeds was used to repay a note to Mobile Gas for the financing of base gas in the first Bay Gas storage cavern and $18,670,000 was used to pay the balance of the debt incurred to construct that storage cavern. In connection with the early payoff of that debt, Bay Gas incurred a loss on the early extinguishment of debt of $2,454,000, consisting of a $2,026,000 make-whole premium and a write-off of $428,000 of unamortized issuance costs relating to the financing of the first cavern.

Funds for the Company's short-term cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement which extends through January 31, 2005. At September 30, 2003 the Company had $19,750,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company's contractual obligations and commercial commitments as of September 30, 2003:

--------------------------------------------------------------------------------------------------------------------
                                                                                                        FISCAL YEARS
TYPE OF CONTRACTUAL                    FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR    2009 AND
OBLIGATIONS (IN THOUSANDS):                2004         2005         2006         2007         2008      THEREAFTER
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                           $ 6,006      $ 6,248      $ 6,463      $ 6,769      $ 5,300      $ 67,860

Gas Supply Contracts                      18,851        1,166        1,170        1,187        1,187         3,215

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no "off-balance sheet arrangements" as such term is defined in
Item 303(a)(4) of Regulation S-K.

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

RESERVES. EnergySouth companies establish reserves for uncollectible accounts receivable and slow moving merchandise, materials and supplies inventories. Such reserves are generally calculated based on currently available facts and on the application of a percentage to each aging category of receivables and inventory based on collection and sales experience, respectively. On certain specific receivables and inventory, the Company records an allowance based on currently available facts to reduce the net balance of the specific receivable or inventory item to the amount the Company reasonably expects to collect. Reserves for receivables are reported as "Allowance for Doubtful Accounts" on the balance sheet. Reserves for inventory are netted against the related asset account and reported on the balance sheet in "Materials, Supplies, and Merchandise." The Company believes its reserves are adequate. However, actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

EMPLOYEE BENEFITS. Employee benefits include a defined-benefit pension plan and other post-employment benefits for the benefit of substantially all full-time regular employees. Under the provisions of Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions," and Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," measurement of the obligations under the defined benefit pension plans and other post-retirement benefits plans is subject to a number of statistical factors and assumptions which attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefits obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods. (See Note 7 to the Consolidated Financial Statements.)

At September 30, 2003, the discount rate used for actuarial purposes was 6.0 percent. A hypothetical one percent decrease in the annual discount rate would increase pension and post-retirement benefit expense by $348,000 and $30,000, respectively. At September 30, 2003, the expected rate of return on assets for actuarial purposes was 8.25 percent and 7.75 percent for pension and post-retirement benefits, respectively. A hypothetical one percent decrease in the expected rate of return on assets would increase pension and post-retirement benefit expense by $308,000 and $33,000, respectively. At September 30, 2003, the rate of compensation increase used for actuarial purposes was 4.5 percent. A hypothetical one percent increase in the expected rate of future compensation increases would increase pension expense by $293,000.

FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing planned Bay Gas cavern development; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company's ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company's service area, and the Company's dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2003 the Company had approximately $98.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions "The Company," "Gas Supply," and "Liquidity and Capital Resources" under Item 7 above for a discussion of the Company's risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company's business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation (the "Evaluation") was carried out, under the supervision and with the participation of the Company's President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, the CEO and CFO concluded that the Company's Disclosure Controls are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

                                    PART III

Item 10. Directors, Executive Officers, and Control Persons of the Registrant.

Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics (the "Ethics Code") that applies to the Company's directors, officers, and employees, including its President and Chief Executive Officer, its Senior Vice President and Chief Financial Officer, and its Controller. The Company has posted the Ethics Code on its internet website at www.energysouth.com.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of the Company has determined that S. Felton Mitchell, Jr., who currently serves as the Chairman of the Audit Committee of the Company's Board of Directors, and Walter L. Hovell are audit committee financial experts. Mr. Mitchell and Mr. Hovell are independent as defined in the listing standards of the National Association of Securities Dealers.

Item 11. Executive Compensation.

Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

There were no transactions required to be disclosed pursuant to this item.

Item 14. Principal Accountant Fees and Services

Information under the Caption "Relationship With Independent Public Accountants" contained in the Company's definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a), (d) Financial Statements and Financial Statement Schedules

                 See "EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.

            (3)  Exhibits - See Exhibit Index on pages E-1 through E-6.

         (b) On July 25, 2003, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended June 30, 2003 and declaration of a dividend.

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

                                             ENERGYSOUTH, INC.
                                             -----------------
                                                Registrant

December 5, 2003                       By:   /s/ Charles P. Huffman
                                           -------------------------------------
                                           Charles P. Huffman, Senior Vice
                                           President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

          Signature                      Title                         Date

  /s/ John C. Hope, III    Director, Chairman                   December 5, 2003
-----------------------
John C. Hope, III

  /s/ Walter L. Hovell     Director, Vice-Chairman              December 5, 2003
-----------------------
Walter L. Hovell

  /s/ John S. Davis        Director, President and              December 5, 2003
-----------------------    Chief Executive Officer
John S. Davis              (Principal Executive Officer)

 /s/ Charles P. Huffman    Senior Vice President and            December 5, 2003
-----------------------    Chief Financial Officer (Principal
Charles P. Huffman         Financial and Accounting Officer)

 /s/ Walter A. Bell          Director                  December 5, 2003
-------------------
Walter A. Bell

 /s/ Gaylord C. Lyon         Director                  December 5, 2003
---------------------
Gaylord C. Lyon

 /s/ Judy A. Marston         Director                  December 5, 2003
---------------------
Judy A. Marston

 /s/ G. Montgomery Mitchell  Director                  December 5, 2003
---------------------------
G. Montgomery Mitchell

 /s/ Harris V. Morrissette   Director                  December 5, 2003
--------------------------
Harris V. Morrissette

 /s/ S. Felton Mitchell      Director                  December 5, 2003
-----------------------
S. Felton Mitchell

 /s/ E. B. Peebles, Jr.      Director                  December 5, 2003
-----------------------
E. B. Peebles, Jr.

 /s/ Robert H. Rouse         Director                  December 5, 2003
--------------------
Robert H. Rouse

 /s/ Thomas B. Van Antwerp   Director                  December 5, 2003
---------------------------
Thomas B. Van Antwerp

                                ENERGYSOUTH, INC.
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                           F-2

Consolidated Statements of Income for the years ended
         September 30, 2003, 2002 and 2001                             F-3

Consolidated Balance Sheets, September 30, 2003 and 2002               F-4

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 2003, 2002 and 2001         F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 2003, 2002 and 2001                             F-7

Notes to Consolidated Financial Statements                             F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 2003, 2002 and 2001              S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama

We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audit also included the financial statement schedule of the Company, listed in the index, referred to as schedule II. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company reclassified the extraordinary loss on early extinguishment of debt which occurred in the year ended September 30, 2001 to ordinary income.

/s/  Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Atlanta, Georgia
November 25, 2003

CONSOLIDATED STATEMENTS OF INCOME

ENERGYSOUTH, INC.

               Years Ended September 30
        (in thousands, except per share data)               2003         2002          2001
---------------------------------------------------------------------------------------------
OPERATING REVENUES
  Gas Revenues                                            $  95,150    $  81,560    $ 103,424
  Merchandise Sales                                           3,259        3,499        2,966
  Other                                                       1,206        1,360        1,369
---------------------------------------------------------------------------------------------
       Total Operating Revenues                              99,615       86,419      107,759
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of Gas                                                30,859       22,267       52,053
  Cost of Merchandise                                         2,473        3,197        2,302
  Operations and Maintenance                                 24,425       23,491       20,930
  Depreciation                                                8,923        8,122        7,266
  Taxes, Other Than Income Taxes                              7,277        6,548        7,549
---------------------------------------------------------------------------------------------
       Total Operating Expenses                              73,957       63,625       90,100
---------------------------------------------------------------------------------------------

OPERATING INCOME                                             25,658       22,794       17,659
---------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                           (8,369)      (8,150)     (10,273)
  Allowance for Borrowed Funds Used During Construction       1,231        2,044        1,721
  Interest Income                                                71          265        1,255
  Minority Interest                                            (754)        (739)        (428)
---------------------------------------------------------------------------------------------
       TOTAL OTHER INCOME (EXPENSE)                          (7,821)      (6,580)      (7,725)
---------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   17,837       16,214        9,934
Income Taxes (Note 5)                                         6,702        5,983        3,796
---------------------------------------------------------------------------------------------

NET INCOME                                                $  11,135    $  10,231    $   6,138
---------------------------------------------------------------------------------------------

EARNINGS PER SHARE
---------------------------------------------------------------------------------------------
  Basic                                                   $    2.20    $    2.06    $    1.25
  Diluted                                                 $    2.17    $    2.03    $    1.23
---------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING
---------------------------------------------------------------------------------------------
  Basic                                                       5,066        4,967        4,926
  Diluted                                                     5,124        5,046        4,987
---------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ENERGYSOUTH, INC.

            September 30, (in thousands):                      2003         2002
------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                  $   4,082    $  10,562
  Receivables
    Gas                                                          6,652        4,733
    Unbilled Revenue (Note 1)                                    1,335          956
    Merchandise                                                  2,313        2,621
    Other                                                          939          752
    Allowance for Doubtful Accounts                               (889)        (951)
  Materials, Supplies, and Merchandise (At Average Cost)         1,457        1,598
  Gas Stored Underground For Current Use (At Average Cost)       3,703        3,086
  Regulatory Assets                                              2,945          262
  Deferred Income Taxes                                            406        2,583
  Prepayments                                                    1,166          777
------------------------------------------------------------------------------------
        Total Current Assets                                    24,109       26,979
------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT (NOTE 3)                        267,047      227,740
  Less: Accumulated Depreciation and Amortization               73,888       66,912
------------------------------------------------------------------------------------
       Property, Plant, and Equipment - Net                    193,159      160,828
  Construction Work in Progress                                  1,208       26,995
------------------------------------------------------------------------------------
        Total Property, Plant, and Equipment                   194,367      187,823
------------------------------------------------------------------------------------

OTHER ASSETS
  Prepaid Pension Cost (Note 7)                                    856          318
  Deferred Charges                                                 569          566
  Prepayments                                                    1,015        1,067
  Regulatory Assets                                                996          575
  Merchandise Receivables Due After One Year                     3,774        4,463
------------------------------------------------------------------------------------
        Total Other Assets                                       7,210        6,989
------------------------------------------------------------------------------------
             TOTAL                                           $ 225,686    $ 221,791
------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):                                       2003           2002
------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt (Note 4)                                      $   6,006     $   3,909
  Notes Payable                                                                            250
  Accounts Payable                                                                       6,389         5,844
  Dividends Declared                                                                     1,463         1,363
  Customer Deposits                                                                      1,469         1,475
  Taxes Accrued                                                                          3,500         3,930
  Interest Accrued                                                                       1,272         1,342
  Regulatory Liability                                                                     909         3,258
  Unearned Revenue (Note 1)                                                                            1,378
  Other                                                                                  1,012         1,006
------------------------------------------------------------------------------------------------------------
          Total Current Liabilities                                                     22,270        23,505
------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
  Accrued Postretirement Benefit Cost (Note 7)                                             415           570
  Deferred Income Taxes                                                                 18,484        15,275
  Deferred Investment Tax Credits                                                          288           314
  Regulatory Liability                                                                     173           228
  Other                                                                                  2,619         2,326
------------------------------------------------------------------------------------------------------------
          Total Other Liabilities                                                       21,979        18,713
------------------------------------------------------------------------------------------------------------
               Total Liabilities                                                        44,249        42,218
------------------------------------------------------------------------------------------------------------

  Commitments and Contingencies (Note 8)
------------------------------------------------------------------------------------------------------------

CAPITALIZATION
  Stockholders' Equity (Note 6)
    Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding
     2003 - 5,133,000; 2002 - 5,048,000 Shares)                                             51            50
    Capital in Excess of Par Value                                                      23,490        21,607
    Retained Earnings                                                                   61,114        55,626
------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                     84,655        77,283
  Minority Interest                                                                      4,142         3,645
  Long-Term Debt (Note 4)                                                               92,640        98,645
------------------------------------------------------------------------------------------------------------
              Total Capitalization                                                     181,437       179,573
------------------------------------------------------------------------------------------------------------
                    TOTAL                                                            $ 225,686     $ 221,791
------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

ENERGYSOUTH, INC.

                                                   Common Stock
                                                 -----------------             Capital in
                                                 Number of   Par               Excess of        Retained
(In thousands, except per share data)             Shares    Value              Par Value        Earnings
--------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                    $   4,912  $   49            $    18,919       $ 49,576
Net Income                                                                                         6,138
Dividend Reinvestment Plan                              16                            343
Stock Options Exercised                                  9                            125
Cash Dividends - $1.02 per share                                                                  (5,026)
--------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                        4,937      49                 19,387         50,688
Net Income                                                                                        10,231
Dividend Reinvestment Plan                              13                            329
Stock Options Exercised Including Income
 Tax Benefits                                           98       1                  1,891
Cash Dividends - $1.06 per share                                                                  (5,293)
--------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                        5,048      50                 21,607         55,626
Net Income                                                                                        11,135
Dividend Reinvestment Plan                              13                            351
Stock Options Exercised Including Income
 Tax Benefits                                           72       1                  1,532
Cash Dividends - $1.11 per share                                                                  (5,647)
--------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                        5,133  $   51            $    23,490       $ 61,114
========================================================================================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ENERGYSOUTH, INC.

Years Ended September 30, (in thousands)                        2003        2002        2001
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $ 11,135    $ 10,231    $  6,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
    Depreciation and Amortization                                9,301       8,568       7,650
    Provision for Losses on Receivables                            576         598         580
    Provision for Losses on Inventory                               46         469
    Provision for Deferred Income Taxes                          5,475       2,745        (946)
    Minority Interest                                              754         739         428
    Changes in Operating Assets and Liabilities:
       Receivables                                              (2,138)      3,320      (2,414)
       Inventory                                                  (521)      1,672      (2,447)
       Payables                                                    366      (5,016)      6,431
       Deferred Purchased Gas Adjustment                        (5,715)     (1,526)      4,705
       Other                                                    (2,067)        322       2,406
----------------------------------------------------------------------------------------------

       Net Cash Provided by Operating Activities                17,212      22,122      22,531
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                         (15,674)    (25,626)    (43,567)
  Changes in Temporary Investments                                           3,000      (3,000)
----------------------------------------------------------------------------------------------

        Net Cash Used In Investing Activities                  (15,674)    (22,626)    (46,567)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                   (3,909)     (1,897)    (20,566)
  Proceeds from Issuance of Long-Term Debt                                  12,000      55,000
  Make-Whole Premium on Long-Term Debt                                                  (2,026)
  Debt Issuance Costs                                                          (84)       (862)
  Changes in Short-term Borrowings                                 250     (13,235)      6,905
  Payment of Dividends                                          (5,647)     (5,293)     (5,026)
  Dividend Reinvestment                                            351         329         342
  Exercise of Stock Options                                      1,193       1,558         126
  Partnership Distributions                                       (256)       (364)     (1,134)
----------------------------------------------------------------------------------------------

        Net Cash Provided By (Used In) Financing Activities     (8,018)     (6,986)     32,759
----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,480)     (7,490)      8,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  10,562      18,052       9,329
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  4,082    $ 10,562    $ 18,052
==============================================================================================

CASH PAID DURING THE YEAR FOR:
  Interest                                                    $  8,416    $  8,069    $  7,775
----------------------------------------------------------------------------------------------
  Income Taxes                                                $  1,883    $  3,786    $  4,102
----------------------------------------------------------------------------------------------

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

PROPERTY, PLANT, AND EQUIPMENT

Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $6,245,000 and $6,605,000 at September 30, 2003 and 2002,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term and long-term borrowings and, if applicable, the actual interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the Alabama Public Service Commission (APSC). For the years ended September 30, 2003, 2002, and 2001 approved depreciation rates averaged approximately 4.1% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

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

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 58,000, 79,000, and 61,000 for the years ended September 30, 2003, 2002, and 2001, respectively. These differences in equivalent shares are from outstanding stock options.

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

                                             2003                          2002
                                   Current        Noncurrent      Current       Noncurrent
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
Property, Plant, and Equipment     $     85       $       10      $   101       $       95
Deferred Purchase Gas Adjustment      2,533
ESR Fund                                167              666
Bad Debt Reserve                        133              265          133              398
Other                                    27               55           28               82
------------------------------------------------------------------------------------------
Regulatory Assets                  $  2,945       $      996      $   262       $      575
==========================================================================================
LIABILITIES
Bad Debt Reserve                   $     40       $       20      $    60       $       60
ESR Fund                                854
Deferred Investment Tax Credit           15              153           16              168
Deferred Purchase Gas Adjustment                                    3,182
------------------------------------------------------------------------------------------
Regulatory Liabilities             $    909       $      173      $ 3,258       $      228
==========================================================================================

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

UNEARNED REVENUES

In November 2001, Bay Gas entered into an agreement which granted to a customer an option to order transportation of additional volumes in excess of volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement which was classified as unearned revenue on EnergySouth's consolidated balance sheet and amortized over the life of the option agreement.

STOCK-BASED COMPENSATION

The Company has employee stock option plans, which are described more fully in
Note 6. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has been recognized.

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                          2003           2002         2001
---------------------------------------------------------------------------------------------
Net Income, as reported                                $  11,135      $   10,231    $   6,138
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related
        tax effects                                          160             129          134
---------------------------------------------------------------------------------------------
Pro forma net income                                   $  10,975      $   10,102    $   6,004
---------------------------------------------------------------------------------------------

EARNINGS PER SHARE
---------------------------------------------------------------------------------------------
  Basic - as reported                                  $    2.20      $     2.06    $    1.25
  Basic - pro forma                                    $    2.17      $     2.03    $    1.22
---------------------------------------------------------------------------------------------
  Diluted - as reported                                $    2.17      $     2.03    $    1.23
  Diluted - pro forma                                  $    2.14      $     2.00    $    1.20
---------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING
---------------------------------------------------------------------------------------------
Shares - Basic                                             5,066           4,967        4,926
Shares - Diluted                                           5,124           5,046        4,987
---------------------------------------------------------------------------------------------

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

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds previous statements including FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires entities to apply APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to determine whether gains and losses related to the extinguishment of debt should be recorded and classified as part of an entity's recurring operations. The Company adopted SFAS 145 on October 1, 2002 and accordingly reclassified the extraordinary loss on early extinguishment of debt which occurred in fiscal 2001 to ordinary income. Accordingly, $2,454,000 was reclassified from an extraordinary item to interest expense on the Company's 2001 Consolidated Income Statement. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes, a portion of which was used to pay the balance of the existing debt incurred to construct the first storage cavern. In connection with the early payoff of the existing debt, Bay Gas expensed $428,000 of unamortized debt issuance costs relating to the financing of the first cavern and $2,026,000 make-whole premium related to the early payoff of existing debt.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and addresses the recognition and measurement of costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 applies to all disposal activities initiated after December 15, 2002. SFAS 146 was adopted by the Company in the second quarter of fiscal 2003 and did not have an impact on the Company's financial statements.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 required additional disclosures related to the effect of stock-based compensation on reported results. The Company has adopted the disclosure provisions.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not have any guarantees subject to the provisions of FIN 45, thus the adoption of FIN 45 on October 1, 2003 did not have a material impact on the Company's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. Management has determined that the Company does not have VIEs as defined in FIN 46.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for all contracts entered into or modified after June 30, 2003. SFAS 149 did not have a material impact on the Company's financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was adopted on July 1, 2003 and did not have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 2003 financial statement presentation.

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

On June 10, 2002, the APSC approved Mobile Gas' request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas' projections and fiscal year-to-date performance, whether Mobile Gas' return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas' equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas' operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas' O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate year ended September 30, 2003; therefore, no adjustments are required. A rate adjustment designed to increase annual revenues by approximately $2.2 million became effective December 1, 2002 under RSE.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas' return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas' return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR related to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $854,000 at September 30, 2003 is included in the Consolidated Financial Statements as part of Regulatory Liabilities.

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

3.       PROPERTY, PLANT, AND EQUIPMENT

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                             2003          2002
--------------------------------------------------------------------------------
Distribution Plant                                         $141,231     $135,254
General Plant                                                22,050       21,107
Storage Plant                                                72,088       39,590
Transmission Plant                                           22,472       22,532
Acquisition Adjustment                                        9,206        9,257
--------------------------------------------------------------------------------
         Total Property, Plant, and Equipment              $267,047     $227,740
================================================================================

4.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

                                                              2003         2002
--------------------------------------------------------------------------------
MOBILE GAS SERVICE CORPORATION
     First Mortgage Bonds
          8.75% Series, due July 1, 2022                   $ 12,000     $ 12,000
          7.48% Series, due July 1, 2023                     12,000       12,000
          7.27% Series, due November 1, 2006                  6,850        8,550
          6.90% Series, due August 20, 2017                  11,487       11,962
     9% Note, due May 13, 2013                                2,869        3,042
BAY GAS STORAGE COMPANY, LTD
     8.45% Guaranteed Senior Secured Notes,
          due December 1, 2017                               53,440       55,000
--------------------------------------------------------------------------------
          Total                                              98,646      102,554
Less Amounts Due Within One Year                              6,006        3,909
--------------------------------------------------------------------------------
          Long-Term Debt                                   $ 92,640     $ 98,645
================================================================================

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2003 are as follows: 2004 - $6,006,000; 2005 - $6,248,000; 2006 - $6,463,000; 2007 - $6,769,000 and 2008 - $5,300,000.
The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company's ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt and Bay Gas' material contracts have been pledged as collateral for its long-term debt.

At September 30, 2003, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and all other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintaining compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. In August 2002, Mobile Gas issued $12.0 million of its 6.9% First Mortgage Bonds, of which a portion was used to pay-down short-term borrowings. Unused committed lines of credit at September 30, 2003 and 2002 were $19.75 million and $20.0 million, respectively.

5.       INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

                                              2003          2002          2001
--------------------------------------------------------------------------------
Current
      Federal                               $ 1,134       $ 2,822       $ 4,387
      State                                     105           460           407
-------------------------------------------------------------------------------
          Total Current Taxes                 1,239         3,282         4,794
-------------------------------------------------------------------------------
Deferred
      Federal                                 4,805         2,348          (916)
      State                                     684           379           (56)
-------------------------------------------------------------------------------
          Total Deferred Taxes                5,489         2,727          (972)
-------------------------------------------------------------------------------
Deferred investment tax credit
  amortization                                  (26)          (26)          (26)
-------------------------------------------------------------------------------

Total Income Tax Expense                    $ 6,702       $ 5,983       $ 3,796
===============================================================================

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

                                                 2003        2002        2001
------------------------------------------------------------------------------
Income Tax Expense at Federal
  Statutory Rate                               $ 6,118     $ 5,532     $ 3,399
Excess of Book Over Tax Depreciation on
  Pre-1981 Property Additions                       52         142         168
Adjustments to Deferred Taxes
  Prior Year                                                  (313)
  Changes in State Tax Rate                                    159
State Income Taxes                                 476         474         231
Other - Net                                         56         (11)         (2)
------------------------------------------------------------------------------
           Total Income Tax Expense            $ 6,702     $ 5,983     $ 3,796
==============================================================================
Effective tax rate                                37.6%       36.9%       37.8%
==============================================================================

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $95,000 and $196,000 at September 30, 2003 and 2002, respectively. No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                              2003        2002
--------------------------------------------------------------------------------
Deferred Tax Liabilities
         Differences Between Book and Tax
           Basis of Property                                $19,456      $16,847
         Prepaid Insurance                                      214          212
         Purchased Gas Adjustment                               942
         Regulatory Assets                                      185          198
         Pension                                                318          118
         Postretirement Benefits                                 42
         Other                                                   74           75
--------------------------------------------------------------------------------
              Total Deferred Tax Liabilities                 21,231       17,450
--------------------------------------------------------------------------------
Deferred Tax Assets
         Gross Receipts Taxes                                   903          754
         Postretirement Benefits                                              15
         Post Employment Benefits                               232          219
         Purchased Gas Adjustment                                          1,184
         Bad Debts                                              452          449
         Accrued Vacation                                       234          232
         Uniform Capitalization                                 222          345
         Unearned Revenue                                                    466
         Deferred Payments                                      637          518
         State of Alabama Net Operating Loss                    226          318
         Other                                                  247          258
--------------------------------------------------------------------------------
              Total Deferred Tax Assets                       3,153        4,758
--------------------------------------------------------------------------------
              Net Deferred Tax Liability                    $18,078      $12,692
================================================================================

6.       CAPITAL STOCK

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (Prior Plan) expired on December 4, 2002 and no option grants may be made thereunder. At the expiration date, 55,750 shares remained unissued, of which 38,000 were never granted and 17,750 shares were forfeited. On January 31, 2003, the stockholders approved the 2003 Stock Option Plan of EnergySouth, Inc. (Plan) with terms and conditions similar to the expired plan. The Plan provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 350,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant. Transactions under the Prior Plan and the Plan are summarized below:

                                                      WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                           SHARES      EXERCISE PRICE      REMAINING LIFE
------------------------------------------------------------------------------------------
Outstanding at September 30, 2000         270,150        $ 16.676            6.73 years
Granted                                    29,000          21.094
Exercised                                  (8,775)         14.309
Forfeited                                  (5,125)         20.655
------------------------------------------------------------------------------------------
Outstanding at September 30, 2001         285,250          17.126            6.11 years
Granted                                     8,000          27.000
Exercised                                 (98,050)         15.898
Forfeited                                 (12,625)         20.068
------------------------------------------------------------------------------------------
Outstanding at September 30, 2002         182,575          18.015            5.65 years
Granted                                    65,500          26.758
Exercised                                 (72,350)         16.498
Forfeited                                    (875)         19.375
------------------------------------------------------------------------------------------
Outstanding at September 30, 2003         174,850        $ 21.912            6.93 years
==========================================================================================
Exercisable at September 30, 2001         179,500        $ 15.329            4.71 years
Exercisable at September 30, 2002         115,450        $ 16.301            4.41 years
Exercisable at September 30, 2003          74,850        $ 17.967            4.70 years
==========================================================================================
Remaining reserved for issuance
  at September 30, 2003                   305,000
==========================================================================================

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $8.02, $9.43 and $5.72 per option during 2003, 2002 and 2001, respectively.

Weighted average assumptions used in the pricing model for the years ended September 30, are:

                                         2003          2002            2001
-----------------------------------------------------------------------------
Risk Free Interest Rate                   3.90%         5.09%           5.24%
Expected Life                         10 Years      10 years        10 Years
Stock Price Volatility                   38.80%        41.70%          36.00%
Dividend Yield                            4.20%         3.96%           4.88%

At September 30, 2003, 203,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

The following tables set forth the funded status of the plans, the amounts recorded in the financial statements at September 30, (in thousands) and certain assumptions with respect to the plans:

                                                           PENSION              POSTRETIREMENT
                                                           BENEFITS                BENEFITS
                                                       2003        2002        2003        2002
-------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
-------------------------------------------------------------------------------------------------
Benefit Obligation at Beginning of the Period        $ 23,210    $ 22,039    $  3,909    $  3,643
Service Cost                                              691         720         100          82
Interest Cost                                           1,526       1,632         255         258
Benefits Paid                                          (1,314)     (1,158)        262        (246)
(Gain)/Loss                                             2,573        (845)       (240)        310
Amendments                                                            822                    (138)
-------------------------------------------------------------------------------------------------
Benefit Obligation at the End of the Period          $ 26,686    $ 23,210    $  4,286    $  3,909
-------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
-------------------------------------------------------------------------------------------------
Fair Value of Assets at Beginning of the Period      $ 30,106    $ 32,321    $  3,277       3,299
Benefits Paid                                          (1,314)     (1,158)
Contributions
Actual Return on Plan Assets                            4,564      (1,057)        357         (22)
-------------------------------------------------------------------------------------------------
Fair Value of Plan Assets at the End of the Period   $ 33,356    $ 30,106    $  3,634    $  3,277
-------------------------------------------------------------------------------------------------

FUNDED STATUS
-------------------------------------------------------------------------------------------------
Plan Assets in Excess of Benefit Obligation          $  6,670    $  6,896    $   (652)   $   (632)
Unrecognized Net (Gain) Loss                           (6,620)     (7,294)        631         500
Prior Service Cost Not Yet Recognized                     934       1,028        (394)       (438)
Remaining Unrecognized Transition Asset                  (128)       (312)
-------------------------------------------------------------------------------------------------
Prepaid (Accrued) Benefit Cost                       $    856    $    318    $   (415)   $   (570)
=================================================================================================

WEIGHTED AVERAGE ASSUMPTIONS AS OF                  PENSION BENEFITS              POSTRETIREMENT BENEFITS
             SEPTEMBER 30,                      2003      2002      2001         2003        2002      2001
-----------------------------------------------------------------------------------------------------------
Discount Rate                                   6.00%     6.75%     7.50%        6.00%       6.75%     7.50%
Rate of Compensation Increase                   4.50%     4.50%     6.10%
Expected Rate of Return on Plan Assets          8.25%     7.50%     7.50%        7.75%       7.00%     7.00%
Expected Rate of Return on Plan Assets -                                                     3.00%     3.00%
     Non-Bargaining Health Trust

The accumulated postretirement benefit obligation at September 30, 2003 and 2002 was determined using an assumed health care cost trend rate of 10% in 2002 and 9% in 2003, gradually declining to 4.75% in fiscal year 2007 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                      1-PERCENTAGE-       1-PERCENTAGE-
                                                     POINT INCREASE       POINT DECREASE
                                                    2003        2002     2003         2002
-------------------------------------------------------------------------------------------
Effect on total of service and
    interest cost components                       $  31       $  26     $ (25)      $ (22)
Effect on postretirement benefit obligations         247         208      (209)       (177)

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

                                                PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                           2003       2002       2001      2003       2002       2001
------------------------------------------------------------------------------------------------------
Service cost                             $   691    $   720    $   754    $   100    $    82    $   76
Interest cost                              1,526      1,632      1,522        255        258       257
Amortization of transition asset            (183)      (184)      (183)
Amortization of prior service cost            94         67         40        (44)       (38)      (38)
Amortization of unrecognized gain           (355)      (459)      (448)         6                   (5)
Expected return on plan assets            (2,312)    (2,329)    (2,219)      (211)      (215)     (227)
------------------------------------------------------------------------------------------------------
Net periodic benefit cost                $  (539)   $  (553)   $  (534)   $   106    $    87    $   63
======================================================================================================

The Company has formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company did not contribute to these trusts in 2003 and 2002 but made contributions of $21,000 in 2001.

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company's contributions to these 401(k) plans for the years ended September 30, 2003, 2002, and 2001 were $240,000, $249,000, and $249,000, respectively.

8.       COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. During fiscal year 2001, the Company implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Minimum payments under gas supply contracts, which are exempt in the ordinary course of business from Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), in the fiscal years subsequent to September 30, 2003 are as follows:

 FISCAL      MINIMUM
  YEAR       PAYMENTS
-----------------------
  2004      $18,851,000
  2005        1,166,000
  2006        1,170,000
  2007        1,187,000
  2008        1,187,000
2009-2011     3,215,000
-----------------------
  TOTAL     $26,776,000
=======================

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

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. In 2000, the Company commenced discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama

Department of Environmental Management ("ADEM") is conducting a "Brownfields" evaluation of the property. It is anticipated that this assessment will be completed by mid-2004. Preliminary data received from ADEM has been reviewed by the Company's environmental consultants. Based on information received to date, the Company does not believe that the site currently poses any threat to human health or the environment. At this time, the Company continues to believe that material remediation costs are unlikely and has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation, with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

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

The carrying amount and the estimated fair value of long-term debt is as follows at September 30, (in thousands):

                                  2003                                2002
                       CARRYING          ESTIMATED          CARRYING        ESTIMATED
                        AMOUNT           FAIR VALUE          AMOUNT         FAIR VALUE
--------------------------------------------------------------------------------------
Long-term debt         $ 98,646          $  118,851        $ 102,554        $  119,335

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

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The Company also provides marketing, merchandising, and other energy-related services through Marketing, Mobile Gas, and Services which are aggregated with EnergySouth, the holding company, and included in the Other category. For the years ended September 30, 2003, 2002, and 2001, all segments were located in Southwest Alabama.

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

   AS OF AND FOR THE YEAR ENDED             NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2003 (IN THOUSANDS):          DISTRIBUTION      STORAGE        OTHER       ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                           $   84,790     $   14,590     $    4,463     $   (4,228)    $   99,615

Cost of Gas                                      35,061                                       (4,202)        30,859
Cost of Merchandise & Jobbing                                                   2,473                         2,473
Operations and Maintenance Expense               20,409          2,582          1,460            (26)        24,425
Depreciation Expense                              6,958          1,965                                        8,923
Taxes, Other Than Income Taxes                    6,614            610             53                         7,277
-------------------------------------------------------------------------------------------------------------------
Operating Income                                 15,748          9,433            477              -         25,658
-------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                  (3,467)        (4,607)          (224)                       (8,298)
Allow. for Borrowed Funds Used
  During Construction                               122          1,109                                        1,231
Less: Minority Interest                            (210)          (544)                                        (754)
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                   $   12,193     $    5,391     $      253                    $   17,837
===================================================================================================================
Capital Expenditures                         $    9,108     $    6,626     $      (60)                   $   15,674
Property, Plant, and Equipment, Net          $  112,960     $   81,407                                   $  194,367
Total Assets                                 $  125,883     $   86,819     $   12,984                    $  225,686

   AS OF AND FOR THE YEAR ENDED             NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2002 (IN THOUSANDS):          DISTRIBUTION      STORAGE        OTHER       ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                           $   74,290     $   11,516     $    5,064     $   (4,451)    $   86,419

Cost of Gas                                      26,460                                       (4,193)        22,267
Cost of Merchandise & Jobbing                                                   3,197                         3,197
Operations and Maintenance Expense               19,875          2,069          1,833           (286)        23,491
Depreciation Expense                              6,581          1,520             21                         8,122
Taxes, Other Than Income Taxes                    5,963            525             60                         6,548
-------------------------------------------------------------------------------------------------------------------
Operating Income                                 15,411          7,402            (47)            28         22,794
-------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                  (3,257)        (4,435)          (165)           (28)        (7,885)
Allow. for Borrowed Funds Used
  During Construction                                43          2,001                                        2,044
Less: Minority Interest                            (290)          (449)                                        (739)
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                   $   11,907     $    4,519     $     (212)                   $   16,214
===================================================================================================================

Capital Expenditures                         $    8,316     $   17,341     $      (31)                   $   25,626
Property, Plant, and Equipment, Net          $  111,065     $   76,698     $       60                    $  187,823
Total Assets                                 $  124,054     $   83,645     $   14,092                    $  221,791

   AS OF AND FOR THE YEAR ENDED             NATURAL GAS     NATURAL GAS
SEPTEMBER 30, 2001 (IN THOUSANDS):          DISTRIBUTION      STORAGE        OTHER       ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Operating Revenues                           $   99,628     $    8,076     $    4,527     $   (4,472)    $  107,759

Cost of Gas                                      56,296                                       (4,243)        52,053
Cost of Merchandise & Jobbing                                                   2,302                         2,302
Operations and Maintenance Expense               17,824          1,594          1,741           (229)        20,930
Depreciation Expense                              6,123          1,115             28                         7,266
Taxes, Other Than Income Taxes                    7,165            336             48                         7,549
-------------------------------------------------------------------------------------------------------------------
Operating Income                                 12,220          5,031            408                        17,659
-------------------------------------------------------------------------------------------------------------------
Interest Income (Expense) - Net                  (3,431)        (5,324)          (263)                       (9,018)
Allow. for Borrowed Funds Used
  During Construction                               284          1,437                                        1,721
Less: Minority Interest                            (295)          (133)                                        (428)
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                   $    8,778     $    1,011     $      145                    $    9,934
===================================================================================================================

Capital Expenditures                         $   15,497     $   28,058     $       12                    $   43,567
Property, Plant, and Equipment, Net          $  109,764     $   60,749     $       79                    $  170,592
Total Assets                                 $  127,741     $   79,505     $   15,111                    $  222,357

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2003 and 2002 is summarized as follows (in thousands, except per share data):

THREE MONTHS ENDED               DEC. 31    MAR. 31    JUN. 30    SEP. 30
--------------------------------------------------------------------------
FISCAL 2003
--------------------------------------------------------------------------

Total Operating Revenues         $ 25,713   $ 35,604   $ 20,583   $ 17,715
Total Operating Income              7,111     10,589      3,836      4,122
Net Income                          3,374      5,559        986      1,216

Basic Earnings Per Share         $   0.67   $   1.10   $   0.19   $   0.24

Diluted Earnings Per Share       $   0.66   $   1.09   $   0.19   $   0.23

--------------------------------------------------------------------------
FISCAL 2002
--------------------------------------------------------------------------

Total Operating Revenues         $ 24,153   $ 31,276   $ 16,434   $ 14,556
Total Operating Income              7,506      9,290      2,785      3,213
Net Income                          3,753      4,699        904        875

Basic Earnings Per Share         $   0.76   $   0.95   $   0.18   $   0.17

Diluted Earnings Per Share       $   0.75   $   0.93   $   0.18   $   0.17

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

                                                                     SCHEDULE II

                       ENERGYSOUTH, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                                 (in thousands)

                     COLUMN A                                  COLUMN B            COLUMN C               COLUMN D       COLUMN E
                     --------                                  --------            --------               --------       --------
                                                                                  ADDITIONS
                                                                            ----------------------
                                                                            CHARGED       CHARGED
                                                              BALANCE AT    TO COSTS      TO OTHER                       BALANCE
                                                              BEGINNING       AND         ACCOUNTS       DEDUCTIONS       AT END
                   DESCRIPTION                                 OF YEAR      EXPENSES       AMOUNT          AMOUNT        OF YEAR
                   -----------                                ----------    --------      --------       ----------      -------
Reserves deducted from assets to which they apply:

(a) Inventory Reserves

September 30, 2003                                              $  83        $  46                        $    1          $ 128
September 30, 2002                                              $   6        $ 469                        $  392          $  83
September 30, 2001                                              $   6                                                     $   6

(b) Allowance for Doubtful Accounts

September 30, 2003                                              $ 951        $ 576                        $  638 (1)      $ 889
September 30, 2002                                              $ 849        $ 598                        $  496 (1)      $ 951
September 30, 2001                                              $ 749        $ 580        $664 (2)        $1,144 (1)      $ 849

Notes:

(1) Amounts written off - net of recoveries.

(2) Consistent with regulatory treatment allowed by the APSC October 2001 rate order, approximately $664,000 of bad debt expense was reclassified as a regulatory asset and is being amortized to expense over the subsequent five years.

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

4(a)-14            10/1/88     Form 10-K for fiscal year ended           4(a)-14
                               September 30, 1989

4(a)-15             7/1/92     Form 10-K for fiscal year ended           4(a)-15
                               September 30, 1992

4(a)-16             7/1/93     Form 10-K for fiscal year ended           4(a)-16
                               September 30, 1993

                  Sup. Ind.
                 Dated as of            File Reference                   Exhibit
                 -----------            --------------                   -------
4(a)-17            12/3/93     Form 10-K for fiscal year ended           4(a)-17
                               ended September 30, 1993

4(a)-18            11/1/96     Form 10-K for fiscal year ended           4(a)-18
                               September 30, 1997

4(a)-19             8/1/02     Form 10-K for fiscal year ended           4(a)-19
                               September 30, 2002

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

10(r)-2 2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 23, 2003) (2)

10(s) Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

10(t) Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to
               Exhibit 10(t) to Form 10-K for fiscal year ended September 30,
               1993)

10(v) Revolving Credit Agreement dated March 28, 2001 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders (incorporated by reference to Exhibit 10(v) to Form 10-K for fiscal year ended September 30, 2003)

10(x) Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994) (2)

10(z)-1 Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z)-1 to Form 10-K for fiscal year ended September 30, 2000) (2)

14             Code of Business Conduct and Ethics (1)

18 Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

21 Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

23             Consent of Deloitte & Touche LLP(1)

31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (1)

31.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (1)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (1)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (1)

99(a) Report and Order of Alabama Public Service Commission dated October 3, 2001 (incorporated by reference to Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

(1) Filed herewith.

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