Form 10-Q
period 2003-12-31
ENERGYSOUTH INC
filed 2004-02-13
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2003

Commission File No. 0-29604

ENERGYSOUTH, INC.

(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code 251-450-4774

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 04, 2004 – 5,145,055 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003

INDEX

				Page No.

			PART I: FINANCIAL INFORMATION
Item 1			Financial Statements (Unaudited):
	(a	)	Consolidated Balance Sheets - December 31, 2003 and 2002 and September 30, 2003	3-4
	(b	)	Consolidated Statements of Income - Three Months Ended December 31, 2003 and 2002	5
	(c	)	Consolidated Statements of Cash Flows - Three Months Ended December 31, 2003 and 2002	6
	(d	)	Notes to Consolidated Financial Statements	7-13
Item 2			Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3			Quantitative and Qualitative Disclosures About Market Risk	21
Item 4			Controls and Procedures	21
			PART II: OTHER INFORMATION
Item 4			Submission of Matters to a Vote of Security Holders	22
Item 6			Exhibits and Reports on Form 8-K	23-27

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,

In Thousands	2003	2002	2003

	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,904	$4,242	$4,082
Receivables
Gas	11,519	11,308	6,652
Unbilled Revenue	6,896	2,742	1,335
Merchandise	2,500	2,738	2,313
Other	745	722	939
Allowance for Doubtful Accounts	(1,158)	(1,218)	(889)
Materials, Supplies, and Merchandise, Net (At Average Cost)	1,460	1,424	1,457
Gas Stored Underground (At Average Cost)	2,899	2,749	3,703
Regulatory Assets (Note 4)	2,287	412	2,945
Deferred Income Taxes	766	2,118	406
Prepayments	996	756	1,166

Total Current Assets	31,814	27,993	24,109

Property, Plant, and Equipment	267,705	228,605	267,047
Less: Accumulated Depreciation and Amortization	76,076	68,852	73,888

Property, Plant, and Equipment - Net	191,629	159,753	193,159
Construction Work in Progress	2,805	29,424	1,208

Total Property, Plant, and Equipment	194,434	189,177	194,367

Other Assets
Prepaid Pension Cost	938	449	856
Deferred Charges	526	540	569
Prepayments	1,000	1,053	1,015
Regulatory Assets (Note 4)	906	1,306	996
Merchandise Receivables Due After One Year	3,749	4,467	3,774

Total Other Assets	7,119	7,815	7,210

Total	$233,367	$224,985	$225,686

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,

In Thousands, Except Share Data	2003	2002	2003

	(Unaudited)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt	$6,113	$4,437	$6,006
Notes Payable	7,025	2,550	250
Accounts Payable	6,930	6,863	6,389
Dividends Declared	1,465	1,365	1,463
Customer Deposits	1,504	1,440	1,469
Taxes Accrued	4,672	3,805	3,500
Interest Accrued	625	682	1,272
Regulatory Liabilities (Note 4)	905	2,990	909
Unearned Revenue (Note 8)		862
Other	1,029	1,164	1,012

Total Current Liabilities	30,268	26,158	22,270

Other Liabilities
Accrued Postretirement Benefit Cost	375	541	415
Deferred Income Taxes	19,314	15,959	18,484
Deferred Investment Tax Credits	284	308	288
Regulatory Liabilities (Note 4)	163	214	173
Other	2,715	2,294	2,619

Total Other Liabilities	22,851	19,316	21,979

Total Liabilities	53,119	45,474	44,249

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding December 2003 - 5,140,000; December 2002 - 5,054,000; September 2003 - 5,133,000 Shares)	51	51	51
Capital in Excess of Par Value	23,690	21,756	23,490
Retained Earnings	63,717	57,635	61,114

Total Stockholders’ Equity	87,458	79,442	84,655
Minority Interest	4,302	3,768	4,142
Long-Term Debt	88,488	96,301	92,640

Total Capitalization	180,248	179,511	181,437

Total	$233,367	$224,985	$225,686

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended December 31,

In Thousands, Except Per Share Data	2003	2002

Operating Revenues
Gas Revenues	$31,289	$24,242
Merchandise Sales	1,086	1,107
Other	341	364

Total Operating Revenues	32,716	25,713

Operating Expenses
Cost of Gas	12,127	7,628
Cost of Merchandise	734	813
Operations and Maintenance	6,431	5,983
Depreciation	2,434	2,269
Taxes, Other Than Income Taxes	2,253	1,896

Total Operating Expenses	23,979	18,589

Operating Income	8,737	7,124

Other Income and (Expense)
Interest Expense	(2,030)	(2,112)
Allowance for Borrowed Funds Used During Construction	9	571
Interest Income	6	19
Minority Interest	(196)	(190)

Total Other Income (Expense)	(2,211)	(1,712)

Income Before Income Taxes	6,526	5,412
Income Taxes	2,458	2,038

Net Income	$4,068	$3,374

Earnings Per Share
Basic	$0.79	$0.67

Diluted	$0.78	$0.66

Average Common Shares Outstanding
Basic	5,138	5,052
Diluted	5,200	5,114

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
EnergySouth, Inc.	Ended December 31,

In Thousands	2003	2002

Cash Flows from Operating Activities
Net Income	$4,068	$3,374
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	2,550	2,377
Provision for Losses on Receivables and Inventory	243	160
Provision for Deferred Income Taxes	484	1,186
Minority Interest	196	190
Changes in Operating Assets and Liabilities:
Receivables	(10,368)	(8,344)
Inventory	797	509
Payables	1,069	359
Deferred Purchased Gas Adjustment	647	(1,262)
Other	317	(601)

Net Cash Provided (Used) by Operating Activities	3	(2,052)

Cash Flows from Investing Activities
Capital Expenditures	(2,596)	(3,700)

Net Cash Used by Investing Activities	(2,596)	(3,700)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(4,044)	(1,816)
Changes in Short-Term Borrowings	6,775	2,550
Payment of Dividends	(1,465)	(1,364)
Dividend Reinvestment	87	85
Exercise of Stock Options	98	43
Partnership Distributions to Minority Interest Holders	(36)	(66)

Net Cash Provided (Used) by Financing Activities	1,415	(568)

Net Decrease in Cash and Cash Equivalents	(1,178)	(6,320)
Cash and Cash Equivalents at Beginning of Period	4,082	10,562

Cash and Cash Equivalents at End of Period	$2,904	$4,242

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation

The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services, Inc. (Storage); a 90.9% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owners’ proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated.

Note 2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2003.

Due to the high percentage of customers using gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2003 and 2002 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended December 31, 2003 and 2002:

	Twelve Months
EnergySouth, Inc.	Ended December 31,

In Thousands, Except Per Share Data	2003	2002

Operating Revenues	$106,619	$87,980
Cost of Gas	35,358	23,630
Cost of Merchandise	2,394	3,277
Operations and Maintenance Expense	24,873	23,670
Depreciation Expense	9,088	8,306
Taxes, Other Than Income Taxes	7,634	6,698

Operating Income	27,272	22,399

Interest Expense	(8,287)	(8,181)
Allowance for Borrowed Funds Used During Construction	669	2,061
Interest Income	58	91
Less: Minority Interest	(760)	(743)

Income Before Income Taxes	$18,952	$15,627

Income Taxes	7,122	5,775
Net Income	$11,830	$9,852

Earnings Per Share
Basic	$2.33	$1.97

Diluted	$2.30	$1.94

Average Common Shares Outstanding
Basic	5,102	5,011

Diluted	5,161	5,089

Note 3. Stock-Based Compensation

The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has been recognized.

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months
EnergySouth, Inc.	Ended December 31,

In Thousands, Except per Share Data	2003	2002

Net Income, as reported	$4,068	$3,374
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	46	42

Pro forma net income	$4,022	$3,332

Earnings per share:
Basic - as reported	$0.79	$0.67

Basic - pro forma	$0.78	$0.66

Diluted - as reported	$0.78	$0.66

Diluted - pro forma	$0.77	$0.65

Note 4. Rates and Regulatory Matters

On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas’ projections and fiscal year-to-date performance, whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Mobile Gas rate adjustments, which became effective December 1, 2003 and 2002, were designed to increase annual revenues by approximately $2.8 million and $2.2 million, respectively. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate year ended September 30, 2003; therefore, no adjustments are required.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve

(ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $854,000 at December 31, 2003 is included in the Consolidated Financial Statements as part of Regulatory Liabilities.

Mobile Gas’ rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margins. The adjustment is calculated monthly for the months of November through April and applied to customers’ bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential and small commercial customers.

The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	December 31, 2003		December 31, 2002		September 30, 2003
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets
Property, Plant, and Equipment	$73		$85	$74	$85	$10
Deferred Purchase Gas Adjustment	1,886				2,533
ESR Fund	167	626	167	792	167	666
Bad Debt Reserve	133	232	133	365	133	265
Other	28	48	27	75	27	55

Regulatory Assets	$2,287	$906	$412	$1,306	$2,945	$996

Liabilities
Bad Debt Reserve	$36	$15	$55	$50	$40	$20
ESR Fund	854		1,000		854
Deferred Investment Tax Credit	15	148	15	164	15	153
Deferred Purchase Gas Adjustment			1,920

Regulatory Liabilities	$905	$163	$2,990	$214	$909	$173

In the event that a portion of the Company’s operations should no longer be subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically addressed through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair market value.

Note 5. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 62,000 and 62,000 for the three months ended December 31, 2003 and 2002, respectively. These differences in equivalent shares are from outstanding stock options.

Note 6. Accounting Principles

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not have any guarantees subject to the provisions of FIN 45, thus the adoption of FIN 45 on October 1,

2003 did not have a material impact on the Company’s financial statements.

Note 7. Segment Information

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Mobile Gas and Services, the Company also provides merchandising and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other segment.

Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment.

For the three months ended	Natural Gas	Natural Gas
December 31, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$28,020	$4,319	$1,427	$(1,050)	$32,716
Cost of Gas	13,177			(1,050)	12,127
Cost of Merchandise			734		734
Operations and Maintenance Expense	5,223	730	478		6,431
Depreciation Expense	1,828	606			2,434
Taxes, Other Than Income Taxes	2,036	198	19		2,253

Operating Income	5,756	2,785	196	—	8,737

Interest Income	2	9		(5)	6
Interest Expense	(830)	(1,138)	(67)	5	(2,030)
Allow. for Borrowed Funds Used During Construction	9				9
Less: Minority Interest	(44)	(152)			(196)

Income Before Income Taxes	$4,893	$1,504	$129		$6,526

For the three months ended	Natural Gas	Natural Gas
December 31, 2002 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$22,270	$3,030	$1,468	$(1,055)	$25,713
Cost of Gas	8,673			(1,045)	7,628
Cost of Merchandise & Jobbing			813		813
Operations and Maintenance Expense	5,081	465	447	(10)	5,983
Depreciation Expense	1,756	513			2,269
Taxes, Other Than Income Taxes	1,705	171	20		1,896

Operating Income	5,055	1,881	188	—	7,124

Interest Income	7	18		(6)	19
Interest Expense	(915)	(1,175)	(28)	6	(2,112)
Allow. for Borrowed Funds Used During Construction	7	564			571
Less: Minority Interest	(73)	(117)			(190)

Income Before Income Taxes	$4,081	$1,171	$160		$5,412

Note 8. Unearned Revenue

In November 2001, Bay Gas entered into an agreement which granted a customer a nineteen-month option to transport additional volumes in excess of the volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, which was fully amortized as of the end of May 2003.

Note 9. Subsequent Event

As part of a process to continuously evaluate operations in an effort to increase operational efficiencies and competitiveness, on January 16, 2004, Mobile Gas eliminated sixteen positions, primarily in its marketing and operations division. Termination benefits were offered to those employees that include a lump sum payment based upon their years of service with Mobile Gas, outplacement services, one-on-one counseling and job search assistance. In accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Mobile Gas estimates that it will recognize expenses during the quarter ended March 31, 2004 of approximately $280,000 related to the special termination benefits.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

EnergySouth, Inc. (EnergySouth) is a holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as the “Company.” The Company, through Mobile Gas Service Corporation (Mobile Gas) and Southern Gas Transmission Company (SGT), is engaged in the distribution of natural gas to residential, commercial and industrial customers in southwest Alabama. Through Bay Gas Storage Company, Ltd. (Bay Gas), the Company provides underground natural gas storage services and transportation services. Other EnergySouth subsidiaries are engaged in merchandising, financing, and other energy-related services.

Results Of Operations

Consolidated Earnings

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended December 31, 2003 increased $0.12, or 18%, as compared to the same prior year period due to increased earnings from Mobile Gas’ natural gas distribution system and Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the unaudited Consolidated Financial Statements above.

Earnings from the Company’s natural gas distribution business increased $0.08 per share for the three-month period ended December 31, 2003 as compared to the same prior year period. Mobile Gas’ earnings were positively impacted by rate adjustments which became effective December 1, 2003 and 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below. Earnings were also positively impacted by an increase in temperature-sensitive customers’ gas consumption, when adjusted for weather, during the first quarter of fiscal year 2004 as compared to unusually low usages experienced in the first quarter of fiscal year 2003. Increased margins during the current year three-month period were partially offset by an increase in operating expenses.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.04 for the three-month period ended December 31, 2003 as compared to the same prior year period. The positive earnings contribution is due primarily to increased storage revenues from its second storage cavern placed in service on April 1, 2003. Increased revenues were partially offset by additional operations and maintenance costs, depreciation expense and property taxes due to the completion of the second storage cavern.

Earnings from other business operations remained flat for the three-month period ended December 31, 2003.

Natural Gas Distribution

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company’s margins.

In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation.

The Company’s distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other factors, the impact of weather, through either increased or decreased sales volumes. The Company utilizes a temperature rate adjustment rider during the months of November through April to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers’ bills in colder than normal weather and increasing the base rate portion of customers’ bills in warmer than normal weather. Normal weather for the Company’s service territory is defined as the 30-year average temperature as determined by the National Weather Service.

Natural gas distribution revenues increased $5,753,000 (26%) during the three-month period ended December 31, 2003 due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Fluctuations in the actual cost of gas are passed on to customers through the purchased gas adjustment provision of the rate tariffs and do not directly result in any increases or decreases in margins. Revenues were also increased during the current year period as a result of the RSE rate adjustments which went into effect on December 1, 2003 and 2002. These increases in revenues were slightly offset by a 5% decline in volumes delivered to temperature-sensitive customers due to temperatures that were 14% warmer than the same period last year.

Revenues from the sale of natural gas to large commercial and industrial customers increased $102,000 (6%) for the three months ended December 31, 2003 due to the increase in the price of natural gas and the RSE adjustments. This increase was partially offset by a

29% decline in volumes delivered to these customers due to higher natural gas prices and general economic conditions.

The cost of natural gas increased $4,504,000 (52%) for the three-month period ended December 31, 2003 as compared to the same prior year period due to higher commodity gas prices. Natural gas distribution margins, defined as natural gas distribution revenues less the cost of natural gas and related taxes, increased 8% for the three-month period ended December 31, 2003 primarily as a result of the RSE rate adjustments. Also, consumption by temperature-sensitive customers, when adjusted for weather, increased during the first quarter of fiscal year 2004 compared to the same prior year period in which usages were unusually low. Increased margins were partially offset by a slight decline in the number of temperature-sensitive customers served during the current year period and the decline in volumes delivered to large commercial and industrial customers discussed above which are not subject to weather normalization.

Revenues from transportation customers declined $78,000 for the three-month period ended December 31, 2003 with a corresponding decline in volumes of 4% due primarily to increased gas prices and general economic conditions. In addition to plant closings in recent years, a chemical company, which was a customer of the Company, ceased operations of its Mobile plant in June 2003, and some industrial plants have decreased production or switched to alternative fuels. As permitted by the APSC, the lost margins for fiscal year 2003 associated with the closure of the chemical plant were charged to the Enhanced Stability Reserve (ESR) in September 2003 with a corresponding charge to transportation revenue. Known changes in margin such as this that occur subsequent to fiscal year 2003, as well as other changes affecting net income, are reflected in the RSE adjustment on December 1, 2003. See Note 4 to the Consolidated Financial Statements for information pertaining to ESR and RSE.

Operations and maintenance (O&M) expenses increased $142,000 (3%) for the three months ended December 31, 2003 due to an increase in insurance and benefits expense and a $91,000 increase in bad debt expense for anticipated uncollectible gas account balances. Gas receivables at December 31, 2003 increased approximately 31% as compared to the balance at December 31, 2002 as a result of the increase in natural gas prices. In response to the increase in gas accounts receivable, Mobile Gas has established additional reserves for anticipated uncollectible account balances for gas delivered during the current-year quarter.

Depreciation expense increased $72,000 (4%) for the three-month period ended December 31, 2003 due to Mobile Gas’ capital expansion projects and increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $331,000 (19%) for the three-month period ended December 31, 2003 due primarily to the increased revenues discussed above.

Interest expense decreased $85,000 (9%) for the three-month period ended December 31,

2003 due to a slight decline in short-term borrowing rates.

Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased $29,000 (40%) during the three-month period ended December 31, 2003 due to a decline in pretax earnings of the partnership.

Natural Gas Storage

The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Phase I of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second salt-dome storage cavern has a working capacity of 3.7 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern as well as other customers. Continuing cavern development is planned to provide for an additional 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but are currently planned to hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue in fiscal 2004 without interruption of storage operations.

Bay Gas’ revenues increased $1,288,000 (43%) during the three-month period ended December 31, 2003 due primarily to additional storage revenues associated with the commencement of operations of the second cavern and a new storage agreement which was signed during the first quarter of fiscal year 2004. Storage revenues were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period.

Operations and maintenance (O&M) expenses increased $265,000 (57%) during the three months ended December 31, 2003 primarily due to a general increase in operating costs as a result of the expansion activities of Bay Gas.

Depreciation expense increased $93,000 (18%) for the three-month period ended December 31, 2003 due primarily to the second storage cavern which was placed in service in April 2003.

Other taxes consist primarily of property taxes and those taxes increased primarily as a result of Bay Gas’ second storage cavern which was placed in service April 1, 2003.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $564,000 for the three-month period ended December 31, 2003 due to the completion of Bay Gas’ second storage cavern in April 2003.

Interest income declined $9,000 during the three-month period ended December 31, 2003 due to the expenditure of the proceeds from Bay Gas’ debt issuance used to finance the second cavern and two pipelines.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $35,000 (30%) during the three-month period ended December 31, 2003 due to increased pretax earnings of the partnership.

Other

Through Mobile Gas and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, the Company provides merchandising, financing, and other energy-related services to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.

Other revenues decreased $41,000 due primarily to a decrease in merchandise and financing activities, which were partially offset by a decrease in O&M and other expenses of $9,000.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $420,000 (21%) for the three months ended December 31, 2003.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows above. Cash provided by operating activities increased $2.0 million during the three-month period ended December 31, 2003 as compared to the same period last year due primarily to collections of increased gas costs from customers. See the Natural Gas Distribution section above for additional information regarding the pass-through to customers of the cost of gas.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the three months ended December 31, 2003 and 2002, the Company used cash of $2.6 million and $3.7 million, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Also included in the $2.6 million is Mobile Gas’ acquisition of a natural gas distribution system located in Mt. Vernon, Alabama located just north of its service territory and costs associated with the expansion of Bay Gas’ second cavern.

Financing activities provided cash of $1.4 million during the three months ended December 31, 2003 and used cash of $0.6 million during the first quarter of fiscal year 2003. The $2.0 million change in financing activities is due primarily to an increase in short-term borrowings of $4.2 million under the Company’s revolving credit agreement due, in part, to the increased prices of natural gas supply. Partially offsetting the funds available from short-term borrowings were repayments of long-term debt, including an additional principal payment of $1.7 million allowed under Mobile Gas’ 7.27% Series First Mortgage Bond Agreement.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At December 31, 2003 the Company had $13.0 million available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2003:

	Remaining					Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2004	2005	2006	2007	2008	thereafter

Long-Term Debt	$3,661	$6,248	$6,463	$6,769	$5,300	$66,160
Gas Supply Contracts	18,876	1,169	1,170	1,187	1,187	3,215

Critical Accounting Policies

See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2003.

Forward-Looking Statements

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; the availability of other natural gas storage capacity; failures or delays in completing the planned cavern development project; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company’s ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company’s service area, and the Company’s dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003 the Company had approximately $94.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a discussion of the Company’s risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company’s business.

Item 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation (the “Evaluation”) was carried out, under the supervision and with the participation of the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 30, 2004.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2007 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld

John S. Davis	4,338,698	326,124
Walter L. Hovell	4,633,722	31,100
G. Montgomery Mitchell	4,632,609	32,213
Robert H. Rouse	4,643,310	21,512

The other Directors of the Company whose terms of office continued after the 2004 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year

Walter A. Bell	2005
Gaylord C. Lyon	2005
Harris V. Morrisette	2005
E.B. Peebles, Jr.	2005
John C. Hope, III	2006
Judy A. Marston	2006
S. Felton Mitchell, Jr.	2006
Thomas B. Van Antwerp	2006

(c)	The stockholders of the Company approved the proposed amendment to the restated Articles of Incorporation of the Company to make the mandatory retirement age applicable to all directors by the following vote:

For	Against	Abstain

4,514,846	127,132	22,844

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)	Reports on Form 8-K

On November 12, 2003, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended September 30, 2003 and declaration of a dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)

Date: February 13, 2003	/s/ John S. Davis

John S. Davis President and Chief Executive Officer

Date: February 13, 2003	/s/ Charles P. Huffman

Charles P. Huffman Senior Vice President and Chief Financial Officer