Form 10-K/A
period 2003-09-30
ENERGYSOUTH INC
filed 2004-05-17
CIK 1051286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File
Number 0-29604

EnergySouth, Inc.

(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(251)450-4774

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock ($.01 par value)

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of EnergySouth, Inc. and Subsidiaries for the fiscal year ended September 30, 2003 is being filed for the purpose of amending and revising Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. In accordance with accounting guidance issued subsequent to the original Form 10-K filing on December 17, 2003, the original Form 10-K is being amended to reflect the reclassification of amounts recorded for the cost of removal of utility plant, previously recognized within accumulated depreciation, as a regulatory liability for the period ended September 30, 2003 and as a separate liability for the periods ended September 30, 1994 through September 30, 2002. This amendment does not reflect events occurring after the original filing of the Form 10-K or substantively modify or update those disclosures except as stated in the preceding sentence.

PART I

Item 1. Business.

General

     EnergySouth, Inc. (together with its subsidiaries, the “Company” or “Registrant”, and exclusive of its subsidiaries, “EnergySouth”) was initially incorporated under the laws of the State of Alabama on September 5, 1997 for the primary purpose of becoming the holding company for Mobile Gas Service Corporation (“Mobile Gas”), a natural gas utility, and its subsidiaries. Effective February 2, 1998, Mobile Gas and its subsidiaries were reorganized (the “Reorganization”) into a holding company structure whereby Mobile Gas became a wholly-owned subsidiary of EnergySouth.

     Mobile Gas was incorporated under the laws of the State of Alabama in 1933. Mobile Gas is engaged in the purchase, distribution, sale and transportation of natural gas to approximately 100,000 residential, commercial and industrial customers in Southwest Alabama, including the City of Mobile. Mobile Gas’ service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

     EnergySouth Services, Inc. (“Services”) was incorporated in March 1983. Through Services, the Company provides contract and consulting work for utilities and industrial customers. Services owns a 51% interest in Southern Gas Transmission Company (“SGT”), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc (“ARP”). During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Gulf South Pipeline Company (“Gulf South”) near Flomaton, Alabama to the facilities of ARP in Claiborne, Alabama.

     MGS Marketing Services, Inc. (“Marketing”) was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas. During fiscal year 2003, as existing contracts for marketing services expired, such contracts were not renewed by Marketing. As of September 30, 2003, the Company is not actively engaged in activities previously provided by Marketing.

     In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

     MGS Storage Services, Inc. (“Storage”) was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2003 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. (“Bay Gas”), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation (“Olin”). Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

Business Segments

     The Company’s operations are classified into the following business segments:

•	Natural Gas Distribution – The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.

•	Natural Gas Storage – The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The storage operations are located in Southwest Alabama.

•	Other – Includes marketing, merchandising, and other energy-related services which are provided through Marketing, Mobile Gas, and Services, respectively, and are aggregated with the corporate operations of EnergySouth, the holding company.

     For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2003, 2002, and 2001, see Note 10 to the Consolidated Financial Statements.

Customers

     Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2003, approximately 57% of the Company’s gas revenues were derived from residential sales, 14% from small commercial and industrial sales, 9% from large commercial and industrial sales, 11% from transportation services, and 9% from storage and miscellaneous services. Residential sales in fiscal 2003 accounted for approximately 5% of the total volume of gas delivered to the Company’s customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 92%, respectively. The ten largest customers of the Company accounted for approximately 19% of the Company’s gross margin in fiscal 2003, with the largest accounting for approximately 6%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income on page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company’s customers, see Item 6, “Selected Financial Data” below. Gross margins by business segment are shown in Note 10 of the Notes to the Consolidated Financial Statements on page F-23.

     EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the Central Gulf Coast and the developing gas-fired electric generation markets in the lower Southeast region of the United States. Mobile Gas provides transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities, one of which has been recently expanded. During fiscal 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During fiscal 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas constructed a second underground storage cavern as discussed in “Gas Storage” below. While there are no current reported plans for additional gas-fired electric generation facilities in the Company’s immediate service area, industry projections indicate Florida utilities plan to add gas fueled power generation in the next decade. Management believes that Bay Gas, with the construction of additional caverns, is well positioned to serve the storage needs of that market. There can be no assurances that additional caverns will be constructed.

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

     Mobile Gas has a current peak day firm requirement of 127,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also had firm supply contracts with gas suppliers for peak day needs of 10,000 MMBtu/day and 13,000 MMBtu/day until October 31, 2003 through the direct connections with the Duke and Shell processing plants. Additionally, the Company has contracted for firm transportation and storage service (“No-Notice Service”) for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011.

Gas Storage

     Construction of Bay Gas’ first storage cavern and facilities was completed in 1994. At September 30, 2003, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately .9 million MMBtu of the gas injected into the storage cavern, called “base gas,” remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.3 million MMBtu, represents working storage capacity. In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of .8 million MMBtu of working storage capacity of the first cavern for an initial period of 20 years.

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

     The Company’s large commercial and industrial customers with requirements of 200 MMBtu per day or more have the right to contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed. The Company’s rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. Even so, in recent periods of volatility in natural gas prices, several customers who have the capability to use alternative fuels have switched to such alternative fuel sources in periods of extremely high natural gas prices. While some of these customers have returned to using natural gas as prices have stabilized, there can be no assurance that these or other customers will continue to use natural gas in periods of sustained high natural gas prices. See “Rates and Regulation” below.

     Due to the close proximity of various pipelines and gas processing plants to the Company’s service area, there exists the possibility that current or prospective customers could install their own facilities and connect directly to a supply source and thereby “bypass” the Company’s service. The Company believes that because it has worked closely with major industrial customers to meet those customers’ needs, and because of its ability to provide competitive pricing under its rate tariffs, none of the Company’s customers have bypassed its facilities to date. Although there can be no assurance as to future developments, the Company intends to continue its efforts to reduce the likelihood of bypass by offering competitive rates and services to such customers.

     Gas Storage Competition. A number of types of competitors may provide services like or in competition with those of Bay Gas. These include, among others, natural gas storage facilities, natural gas aggregators, and natural gas pipelines. Bay Gas believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See “Rates and Regulation” below.

Rates and Regulation

     The natural gas distribution operations of Mobile Gas are under the jurisdiction of the Alabama Public Service Commission (“APSC”). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates have historically been determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Since December 1, 1995, Mobile Gas has also been allowed to recover costs associated with its replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by Mobile Gas are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, pipeline safety, accounting, and other matters. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995. A general rate increase covers such things as increased operating expenses, taxes, depreciation, and financing costs of the gas distribution system. The APSC approved new base rates, effective October 2, 2001, designed to increase annual gas revenues by approximately $7.8 million.

     On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (“RSE”) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas’ projections and fiscal year-to-date performance, whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (“O&M”) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. A rate adjustment designed to increase annual revenues by $2.2 million became effective December 1, 2002 under RSE. Effective December 1, 2003, rates were adjusted under RSE which are designed to increase annual revenues by $2.8 million.

     In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (“ESR”), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of

$100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR related to revenue losses from a certain large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved.

     Mobile Gas is also authorized by the APSC to apply a temperature rate adjustment to customers’ gas bills for the months of November through April. The temperature rate adjustment helps to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment has been reflected in customers’ gas bills during the months of November through April since November 1, 1996.

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

     Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas’ intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

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

Seasonal Nature of Business

     The nature of the Company’s business is highly seasonal and temperature-sensitive. As a result, the Company’s operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company’s results of operations. As discussed above under “Rates and Regulation”, the application of a temperature rate adjustment in customers’ bills beginning in November 1996 has helped to level out the effects of temperature extremes on results of operations.

     Due to the seasonality of the Company’s business, the generation of working capital is impaired during the summer months because of reduced gas sales. Cash needs during this period are met generally through short-term financing arrangements or the reduction of temporary investments as is common in the industry.

Environmental Issues

     The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations.

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

     The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site and continued testing. In 2000, the Company commenced discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management (“ADEM”) is conducting a “Brownfields” evaluation of the property. It is anticipated that this assessment will be completed by mid-2004. Preliminary data received from ADEM has been reviewed by the Company’s environmental consultants. Based on information received to date, the Company does not believe that the site currently poses any threat to human health or the environment. At this time, the Company continues to believe that material remediation costs are unlikely and has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation, with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

Employees

     Mobile Gas employed 275 full-time employees as of September 30, 2003. Of these, approximately 35% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2003 Bay Gas employed 10 full-time employees. The Company believes that it enjoys generally good labor relations.

Available Information

     The Company’s internet address is www.energysouth.com. The Company makes available free of charge on or through its Internet Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties.

     The Company’s physical properties consist of distribution, general, transmission, and storage plant. The distribution plant is located in Mobile County and Baldwin County, Alabama and is used in the distribution of natural gas to the Company’s customers. The distribution plant consists primarily of mains, services, meters and regulating equipment, all of which are adequate to serve the present customers. The distribution plant is located on property which the Company is entitled to use as a result of franchises granted by municipal corporations, or on easements or rights-of-way.

     The general plant consists of land, structures (with aggregate floor space of approximately 118,000 square feet), office equipment, transportation equipment and miscellaneous equipment, all located in Mobile County, Alabama.

     The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located in Alabama’s Monroe and Escambia Counties. Bay Gas’ transmission plant consists of two pipelines totaling approximately 51 miles and related surface equipment which are located in Alabama’s Mobile and Washington Counties. The transmission plants are located on easements or rights-of-way.

     The storage plant, consisting of two underground caverns for the storage of natural gas and related pipelines and surface facilities, is located primarily in Washington County, Alabama. The storage facilities are constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company’s option for an additional term of 20 years.

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

     Information relating to executive officers who are also directors is included under the caption “Election of Directors” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company for terms expiring in January 2004.

Business Experience
Name, Age, and Position	During Past 5 Years
W. G. Coffeen, III, 57	Appointed in December 2000;
Senior Vice President of Operations	Previously: Vice President of
and Marketing – EnergySouth, Inc.	Corporate Development and
Planning – EnergySouth, Inc. (1998
– 2000)

Senior Vice President of Operations and	Appointed in December 2000;
Marketing – Mobile Gas Service Corporation;	Previously: Vice President –
Director and President – EnergySouth Services,	Corporate Development and

Business Experience
Name, Age, and Position	During Past 5 Years
Inc.; Director and President – MGS Marketing	Planning - Mobile Gas Service
Services, Inc.	Corporation; Director/Vice President
- MGS Marketing Services, Inc.;
Vice President - MGS Storage
Services, Inc. (1998 - 2000)

Charles P. Huffman, 50	Appointed in December 2000;
Senior Vice President and Chief Financial Officer	Previously: Vice President, Chief
- EnergySouth, Inc.	Financial Officer, and Treasurer -
EnergySouth, Inc. (1998 - 2001)

Senior Vice President and Chief Financial Officer	Appointed in December 2000;
- Mobile Gas Service Corporation; Vice	Previously: Vice President, Chief
President and Chief Financial Officer -	Financial Officer, Treasurer, and
EnergySouth Services, Inc.; Director, Vice	Assistant Secretary - Mobile Gas
President and Chief Financial Officer — MGS	Service Corporation; Vice
Marketing Services, Inc.; Director, Vice President	President/Treasurer - EnergySouth
and Chief Financial Officer — MGS Storage	Services, Inc.; Director/Vice
Services, Inc.	President/Treasurer - MGS Storage
Services, Inc.; Director/Vice
President/Treasurer - MGS
Marketing Services, Inc. (1998 -
2001)

G. Edgar Downing, Jr., 47 *	Appointed in 1998
Vice President, Secretary and General Counsel -
EnergySouth, Inc.;

Secretary, General Counsel and Vice President	Appointed in 1998; Previously: Vice
of Administration — Mobile Gas Service	President, Secretary and General
Corporation; Director, Vice President and	Counsel - Mobile Gas Service
Secretary — EnergySouth Services, Inc,; Director,	Corporation (1994 - 1998)
Vice President and Secretary — EnergySouth
Services, Inc.; Vice President and Secretary -
MGS Marketing Services, Inc.; Director, Vice
President and Secretary — MGS Storage
Services, Inc.

Business Experience
Name, Age, and Position	During Past 5 Years
Susan P. Stringer, 42	Appointed in December 2000
Vice President and Controller - EnergySouth,
Inc.

Vice President and Controller - Mobile Gas	Appointed in December 2000;
Service Corporation	Previously: Director - Financial
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
- Mobile Gas Service Corporation
(1997 - 2000)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

PART II

Item 5. Market for the Registrant’s Common Stock Equity and Related Stockholder Matters.

     The Registrant’s Common Stock, $.01 par value, is traded on the NASDAQ-AMEX National Market under the symbol “ENSI”. As of December 5, 2003 there were 1,350 holders of record of the Company’s Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

	Per Share
Fiscal Year	Dividends Declared		Closing Price Range
Quarter Ended	2003	2002	2003		2002
			High	Low	High	Low
December 31	$.270	$.260	$28.989	$24.280	$24.860	$21.050
March 31.270		.260	28.500	25.260	28.250	22.050
June 30.285		.270	32.450	25.990	33.750	24.750
September 30.285		.270	33.960	30.560	33.950	22.760

     Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will be dependent upon the Registrant’s future earnings, financial requirements, and other factors.

     The Registrant’s long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements is expected to have a significant impact on the Registrant’s ability to pay dividends in the future.

Item 6 — EnergySouth, Inc. — Selected Financial Data

FINANCIAL SUMMARY

Years Ended September 30,	2003	2002	2001
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues	$95,150	$81,560	$103,424
Merchandise Sales	3,259	3,499	2,966
Other	1,206	1,360	1,369

Total Operating Revenues	$99,615	$86,419	$107,759

Income Before Cumulative Effect of Changes in Accounting Principles	$11,135	$10,231	$6,138
Cumulative Effect of Changes in Accounting Principles			—

Net Income	$11,135	$10,231	$6,138

Preferred Stock Dividends

Earnings Applicable to Common Stock	$11,135	$10,231	$6,138
Cash Dividends Per Share of Common Stock (1)	$1.11	$1.06	$1.02

Basic Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$2.20	$2.06	$1.25
Net Income (1)	$2.20	$2.06	$1.25

Diluted Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$2.17	$2.03	$1.23
Net Income (1)	$2.17	$2.03	$1.23

Average Common Shares Outstanding (1):
Basic (1)	5,066	4,967	4,926
Diluted (1)	5,124	5,046	4,987

Total Assets *	$236,511	$231,779	$231,610
Long-Term Debt	$92,640	$98,645	$90,592

STATISTICAL
Gas Revenue (in thousands):
Sales:
Residential	$54,470	$47,839	$65,394
Commercial and Industrial — Small	13,795	11,105	15,499
Commercial and Industrial — Large	8,101	6,436	10,060
Transportation	10,405	10,834	9,594
Storage (other than intercompany)	7,401	4,383	2,134
Other	978	963	743

Total	$95,150	$81,560	$103,424

Delivery to Customers (in thousand therms):
Gas Sales:
Residential	44,617	42,651	51,415
Commercial and Industrial — Small	13,664	12,717	14,318
Commercial and Industrial — Large	10,463	10,679	12,570
Transportation	759,936	947,515	790,741

Total	828,680	1,013,562	869,044

Customers Billed (peak month):
Residential	93,318	93,563	94,948
Commercial and Industrial — Small	5,111	5,153	5,197
Commercial and Industrial — Large	78	80	89
Transportation	43	37	43

Total	98,550	98,833	100,277

Degree Days (2)	1,773	1,577	1,978
NUMBER OF EMPLOYEES (END OF PERIOD)	285	295	300

Note: (1)	All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth, Inc. common stock effective February 2, 1998.

Note: (2)	The number of degrees that the daily mean temperature falls below 65 degrees F. The Company’s rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

* Reflects reclassification of estimated cost of removal of utility plant previously recognized in accumulated depreciation as a regulatory liability for fiscal 2003 and a separate liability for the periods ended September 30, 1994 through September 30, 2002.

Years Ended September 30,	2000	1999	1998	1997	1996	1995	1994
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues	$69,714	$63,889	$70,740	$69,622	$68,334	$56,204	$60,470
Merchandise Sales	2,913	2,827	2,920	2,678	2,674	2,576	2,514
Other	1,470	1,344	1,329	1,281	1,224	788	774

Total Operating Revenues	$74,097	$68,060	$74,989	$73,581	$72,232	$59,568	$63,758

Income Before Cumulative Effect of Changes in Accounting Principles	$8,792	$8,624	$8,417	$8,126	$8,631	$4,028	$4,893
Cumulative Effect of Changes in Accounting Principles	—	(349)	—	—

Net Income	$8,792	$8,275	$8,417	$8,126	$8,631	$4,028	$4,893

Preferred Stock Dividends							$5

Earnings Applicable to Common Stock	$8,792	$8,275	$8,417	$8,126	$8,631	$4,028	$4,888
Cash Dividends Per Share of Common Stock (1)	$0.97	$0.91	$0.84	$0.78	$0.74	$0.70	$0.68

Basic Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.79	$1.77	$1.73	$1.68	$1.79	$0.84	$1.18
Net Income (1)	$1.79	$1.70	$1.73	$1.68	$1.79	$0.84	$1.18

Diluted Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.78	$1.75	$1.71	$1.66	$1.78	$0.84	$1.18
Net Income (1)	$1.78	$1.68	$1.71	$1.66	$1.78	$0.84	$1.18

Average Common Shares Outstanding (1):
Basic (1)	4,904	4,884	4,865	4,844	4,826	4,812	4,128
Diluted (1)	4,944	4,933	4,926	4,881	4,838	4,812	4,128

Total Assets *	$175,902	$181,518	$173,862	$168,667	$157,038	$142,369	$139,948
Long-Term Debt	$55,222	$58,017	$58,979	$63,580	$54,509	$57,328	$59,047

STATISTICAL
Gas Revenue (in thousands):
Sales:
Residential	$41,750	$39,575	$44,725	$44,330	$43,929	$36,106	$40,535
Commercial and Industrial — Small	9,433	8,613	9,208	8,948	8,348	6,813	7,209
Commercial and Industrial — Large	6,316	5,242	6,784	7,638	7,914	6,151	6,188
Transportation	9,336	8,215	8,210	6,886	6,571	6,172	5,881
Storage (other than intercompany)	2,153	1,689	1,204	1,176	926	245	13
Other	726	555	609	644	646	717	644

Total	$69,714	$63,889	$70,740	$69,622	$68,334	$56,204	$60,470

Delivery to Customers (in thousand therms):
Gas Sales:
Residential	43,014	39,866	51,493	48,099	59,403	47,992	56,100
Commercial and Industrial — Small	12,590	11,781	13,231	12,338	14,148	11,669	12,463
Commercial and Industrial — Large	12,860	11,683	15,169	16,975	23,252	19,536	19,045
Transportation	611,541	357,183	335,905	284,248	279,798	274,859	253,702

Total	680,005	420,513	415,798	361,660	376,601	354,056	341,310

Customers Billed (peak month):
Residential	95,131	95,022	95,443	95,446	95,338	94,822	94,424
Commercial and Industrial — Small	5,256	5,282	5,305	5,267	5,257	5,235	5,195
Commercial and Industrial — Large	95	92	97	101	105	108	106
Transportation	37	37	30	30	30	29	31

Total	100,519	100,433	100,875	100,844	100,730	100,194	99,756

Degree Days (2)	1,379	1,196	1,889	1,487	2,030	1,331	1,837
NUMBER OF EMPLOYEES (END OF PERIOD)	291	280	281	276	276	275	260

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operation.

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

2003 vs. 2002 The Company’s natural gas distribution business contributed increased earnings of $0.03 per share during fiscal year 2003 from its Mobile Gas subsidiary. Mobile Gas’ earnings were positively impacted by a rate adjustment which became effective December 1, 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below and Note 2 to the Consolidated Financial Statements. Because of the rate adjustment, margins from temperature-sensitive customers and large commercial and industrial customers increased during the fiscal year 2003; however, these increases were offset by an increase in operating and depreciation expenses, lower industrial transportation revenues, and a decline in residential usage after adjustment for weather variations by the Company’s temperature rate adjustment rider.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings of $0.07 per share for the year ended September 30, 2003, due primarily to increased storage revenues from its second storage cavern placed in service on April 1, 2003 and revenues realized from short-term interruptible storage contracts. Increased revenues were partially offset by additional operations and maintenance costs (O&M), depreciation expense and property taxes as major expansion projects were completed.

Earnings from other business operations increased $0.04 during fiscal year 2003. Fiscal year 2003 did not include losses incurred in 2002 associated with the exit from the natural gas generator sales business and the closing of a retail specialty store.

2002 vs. 2001 For fiscal year 2002, EnergySouth’s earnings per share increased $0.80 from fiscal year 2001 due to increased earnings from both Mobile Gas’ distribution and Bay Gas’ storage and transportation services. The Company’s natural gas distribution business contributed increased earnings of $0.39 per share due to an increase in margins as a result of a general rate increase effective October 1, 2001. The Company’s natural gas storage business contributed increased earnings of $0.46 per share. Increased transportation revenues and the consideration received for an option agreement to transport additional volumes, over and above contracted volumes, both contributed to the increase. Also, in accordance with SFAS 145, Bay Gas’ extraordinary loss due to the early payoff of existing debt was reclassified from extraordinary to ordinary income. In conjunction with the early pay-off, Bay Gas incurred additional interest related expenses in fiscal year 2001 of $2,454,000, a $0.29 impact in earnings per share. Increased depreciation expense and O&M expenses partially offset increased earnings for both the distribution and storage businesses. Also offsetting the gains made by both businesses, earnings from other business operations declined $0.05 per share due primarily to the liquidation of generator inventories and reserves for slow moving merchandise inventory.

Natural Gas Distribution

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow a pass-through to customers of the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company’s margins, which are defined as natural gas distribution revenues less the cost of natural gas and associated taxes. For fiscal year 2003, colder than normal weather during the 2002-2003 winter heating season, lower national storage levels after the 2002-2003 winter, and increased natural gas electric generation facilities have combined to drive natural gas prices to levels well above historical norms. Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas’ strategy for purchasing gas and the Company’s use of natural gas storage capacity helped to mitigate the impact of increased prices on customers’ bills during the 2002-2003 winter. Effective March 1, 2003, however, Mobile Gas adjusted its rates to reflect increased gas costs paid to its suppliers.

In fiscal 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. A rate adjustment, designed to increase annual gas revenues by approximately $2.2 million, was implemented under the RSE tariff effective December 1, 2002. See Note 2 to the Consolidated Financial Statements for a more detailed explanation. In May 2001, Mobile Gas filed a petition with the APSC to increase its base rates to customers for the first time since 1995 to recover increases in costs, including a return on investment. The APSC approved the new base rates, effective October 2,

2001, which were designed to increase annual gas revenues by approximately $7.8 million.

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

The table below summarizes operating revenues, margins and volumes by customer class for fiscal 2003, 2002 and 2001:

Years Ended September 30, (in thousands)	2003	2002	2001
Revenue (before eliminations)
Residential	$54,470	$47,839	$65,395
Commercial and Industrial — Small	13,795	11,105	15,499

Total Temperature-Sensitive Revenue	$68,265	$58,944	$80,894

Commercial and Industrial — Large	8,101	6,436	10,060
Transportation (includes SGT revenues)	7,443	7,930	7,957
Other	981	980	717

Total Natural Gas Distribution Revenue	$84,790	$74,290	$99,628

Cost of Natural Gas	(35,061)	(26,460)	(56,296)
Revenue Taxes	(4,222)	(3,703)	(4,946)

Natural Gas Distribution Sales and Transportation Margins	$45,507	$44,127	$38,386

Deliveries (therms)
Residential	44,617	42,651	51,415
Commercial and Industrial — Small	13,664	12,717	14,318

Total Temperature-Sensitive Deliveries	58,281	55,368	65,733

Commercial and Industrial — Large	10,463	10,679	12,570
Transportation (including SGT volumes)	286,842	382,884	382,213

Total Natural Gas Distribution Volumes	355,586	448,931	460,516

Natural Gas Distribution revenues increased $10,500,000 (14%) during fiscal 2003 as compared to fiscal 2002 due primarily to the increase in natural gas prices as discussed above. Fluctuations in the actual cost of gas are passed on to the customers through the purchased gas adjustment provision of Mobile Gas’ rate tariffs and do not directly result in any increases or decreases in margins. The 25% decline in distribution revenue in fiscal 2002 versus 2001 was directly attributable to a decline in natural gas prices after the dramatic rise of natural gas prices experienced in fiscal 2001.

Another contributing factor to the fluctuations in revenues from temperature-sensitive customers is the impact of weather on customers’ usage. Temperatures during the fiscal 2003 winter heating season were 8% colder than normal and 12% colder than the prior year. As a result, volumes delivered to temperature-sensitive customers increased in fiscal 2003 compared to fiscal 2002 by 5%. Temperatures during the fiscal 2002 heating season were 20% warmer than fiscal 2001 and 4% warmer than normal, which partially accounted for the 16% decline in volumes delivered to these customers.

Revenues from the sale of natural gas to large commercial and industrial customers increased 26% in fiscal 2003 and declined 36% in fiscal 2002 due primarily to the respective increase and decrease in the price of natural gas. Volumes delivered to these customers has declined 2% and 15%, respectively, for fiscal years 2003 and 2002 due primarily to one industrial customer’s unique operational needs, higher natural gas prices and general economic conditions.

Revenues from the transportation of natural gas to commercial and industrial customers by the distribution business decreased $487,000 in fiscal 2003 with a corresponding decline in volumes of 25%, due primarily to increased gas prices and general economic conditions. Mobile Gas’ service territory has experienced the effects of plant closings, particularly in the pulp and paper industry, during the last two years. In addition to two customers’ previous plant closings, a chemical company which is a customer of the Company ceased operations of its Mobile plant in June 2003, and some other industrial plants have decreased production or switched to alternative fuels. As permitted by the APSC, the lost margins associated with the closure of the chemical plant were charged to the Enhanced Stability Reserve (ESR) with a corresponding offset to transportation revenue. ESR charges due to known changes in margin such as this, as well as other changes affecting net income, would generally be reflected in the RSE adjustment on December 1, 2003. See Note 2 to the Consolidated Financial Statements for information pertaining to ESR and RSE.

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

Operations and maintenance (O&M) expenses increased $534,000 (3%) for fiscal year 2003 due to increases in insurance expense, advertising and promotional payments, payroll, postage, and expenses related to the establishment of the ESR reserve. The change in Mobile Gas’ O&M expense per customer for fiscal year 2003 was within the inflation-based cost control range established by the APSC; therefore, no adjustment is required as described in Note 2 to the Consolidated Financial Statements. O&M expenses increased $2,051,000 (12%) for fiscal 2002 due to an increase in payroll and payroll related costs, an increase in outside contractor expenses associated with maintaining the distribution system, an increase in insurance costs related to property and liability coverages, and an increase in bad debt expense.

Depreciation expense increased $377,000 (6%) and $458,000 (7%) for fiscal years 2003 and 2002, respectively, due to Mobile Gas’ capital expansion projects and increased investment in property, plant and equipment.

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

Bay Gas’ storage and transportation revenues increased $3,074,000 (27%) and $3,440,000 (43%) during fiscal 2003 and 2002, respectively. See Note 10 to the Consolidated Financial Statements for segment disclosure. Fiscal year 2003 revenues increased due primarily to additional storage revenues associated with the commencement of operations of the second storage cavern and short-term storage agreements. Under these short-term agreements, available storage capacity is leased to customers on a day-to-day basis, thereby optimizing the use of the cavern capacity. Increased storage revenues were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period. In addition to the option agreement, revenues during fiscal year 2002 were positively impacted by the increased transportation of natural gas to Alabama Power’s gas-powered generating facility at Plant Barry with the completion of a new 24-inch, 18 mile pipeline that connects Bay Gas to Gulf South Pipeline Company’s high pressure pipeline.

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

Other taxes consist primarily of property taxes, and those taxes increased as a result of the new pipelines placed in service in June and November 2001 and Bay Gas’ second storage cavern which was placed in service April 1, 2003.

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

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $892,000 for fiscal year 2003 due to the completion of Bay Gas’ second storage cavern and increased $564,000 in fiscal year 2002 due to Bay Gas’ pipeline and second storage cavern projects.

Interest income decreased $214,000 and $927,000 in fiscal year 2003 and 2002, respectively, due to the expenditure of the proceeds from Bay Gas’ debt issuance used to finance the construction of the second storage cavern and two pipelines.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas partnership, of which EnergySouth’s subsidiary holds controlling interests. Minority interest increased $95,000 (21%) and $316,000 (238%) during fiscal year 2003 and 2002, respectively, due to increased pretax earnings of the partnership. Included in natural gas storage’s 2001 minority interest is a $223,000 reduction relating to the early payoff of existing debt.

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

Income Taxes

Income taxes fluctuate with the change in income before income taxes. The Company’s effective tax rate in 2003, 2002 and 2001 was 37.6%, 36.9%, and 37.8%. Included in the Company’s 2001 income tax is a $808,000 tax benefit which was reclassified in accordance with SFAS 145 from extraordinary loss to income tax. The components of income tax expense are reflected in Note 5 to the Consolidated Financial Statements.

Effects of Inflation

Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. For Mobile Gas, increases in these costs are recovered through the rate process. See Note 2 to the Consolidated Financial Statements. Changes in purchased gas costs are passed through to customers in accordance with the purchased gas adjustment provision of the Company’s rate schedules.

Gas Supply

A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. During fiscal year 2001, Mobile Gas implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2004 — $18,851,000; 2005 - $1,166,000; 2006 — $1,170,000; 2007 — $1,187,000; 2008 — $1,187,000 and 2009 through 2011 — $3,215,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period through 2014. The Company’s purchased gas adjustment provision in rate schedules filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company’s customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, the Company believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers’ rates.

Environmental

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

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

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During 2003, 2002, and 2001, respectively, the Company used cash of $15.7 million, $22.6 million, and $46.6 million for construction of distribution and storage facilities, purchases of equipment and other general improvements. In addition to the Company’s regular construction program for the distribution business, Mobile Gas completed expansion projects in fiscal 2001 which included providing transportation services to a gas-powered generation facility and a 10-mile pipeline that expanded its system into Baldwin County. In fiscal 2001, Bay Gas invested $28.0 million in the construction of its second storage cavern and two pipeline projects. During fiscal 2002, Bay Gas invested $17.3 million in the construction of the second cavern and completion of an 18-mile, 24-inch pipeline. In fiscal 2003, $4.9 million was invested by Bay Gas in the completion of the second cavern. In October 2002, Mobile Gas entered into a thirty-year franchise agreement with the City of Spanish Fort. As a result, Mobile Gas invested $1.5 million in the expansion of its distribution system by running an 11-mile extension of the Highway 225 pipeline into the City of Spanish Fort. Bay Gas’ temporary investments of $3.0 million, representing a portion of the unused proceeds of its December 2000 debt issuance, matured in December 2001 and were used in Bay Gas’ construction projects.

The Company expects fiscal 2004 capital expenditures by Mobile Gas to be approximately $9.0 million and by Bay Gas to be approximately $2.8 million. Mobile Gas’ projected 2004 expenditures include normal construction activity, including equipment purchases and other general improvements, and the acquisition of a natural gas distribution system located in Mt. Vernon, Alabama located just north of its current service territory. The acquisition will add approximately 300 customers. Bay Gas’ capital expenditures will be for the ongoing expansion of its second cavern and will be funded by internal cash generation and cash equivalents of $1.0 million.

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

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement which extends through January 31, 2005. At September 30, 2003 the Company had $19,750,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2003:

						Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2004	2005	2006	2007	2008	thereafter
Long-Term Debt	$6,006	$6,248	$6,463	$6,769	$5,300	$67,860
Gas Supply Contracts	18,851	1,166	1,170	1,187	1,187	3,215

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Regulatory Accounting. The Natural Gas Distribution segment is subject to regulation by the APSC and as such, accounts for its transactions according to the provisions of

Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third party regulator. The provisions of SFAS 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. The application of this accounting policy allows the Company to defer expenses and income on the consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the consolidated statements of income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the consolidated statement of income in the period in which the same amounts are reflected in rates. See “Regulatory Assets” and “Deferred Purchased Gas Adjustment” on the consolidated balance sheet.

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

Revenue Recognition. Mobile Gas recognizes revenues from the sales of natural gas and transportation services in the same period in which it delivers the related volumes to customers. Sales revenues from residential and certain commercial and industrial customers are billed on the basis of scheduled meter reading cycles throughout the month. Mobile Gas records revenues for estimated deliveries of gas, not yet billed to these customers, from the meter reading date to the end of the accounting period. These revenues are included on the Company’s consolidated balance sheet as “Unbilled Revenue.” Included in the rates charged by Mobile Gas to temperature sensitive customers is a temperature rate adjustment rider which offsets the impact of unusually cold or warm weather on operating margin.

Reserves. EnergySouth companies establish reserves for uncollectible accounts receivable and slow moving merchandise, materials and supplies inventories. Such reserves are generally calculated based on currently available facts and on the application of a percentage to each aging category of receivables and inventory based on collection and sales experience, respectively. On certain specific receivables and inventory, the Company records an allowance based on currently available facts to reduce the net balance of the specific receivable or inventory item to the amount the Company reasonably expects to collect. Reserves for receivables are reported as “Allowance for Doubtful Accounts” on the balance sheet. Reserves for inventory are netted against the related asset account and reported on the balance sheet in “Materials, Supplies, and Merchandise.” The Company believes its reserves are adequate. However, actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending upon actual outcomes or expectations based on the facts surrounding each potential exposure.

Employee Benefits. Employee benefits include a defined-benefit pension plan and other post-employment benefits for the benefit of substantially all full-time regular employees. Under the provisions of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” measurement of the obligations under the defined benefit pension plans and other post-retirement benefits plans is subject to a number of statistical factors and assumptions which attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefits obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods. (See Note 7 to the Consolidated Financial Statements.)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2003 the Company had approximately $98.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” under Item 7 above for a discussion of the Company’s risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company’s business.

Item 8. Financial Statements and Supplementary Data.

The financial statements and financial statement schedules and the Independent Auditors’ Report thereon filed as part of this report are listed in the “EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules” at Page F-1, which follows Part IV hereof.

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

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Registrant.

Information under the captions “Election of Directors” and “Information Regarding the Board of Directors” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

For information with respect to executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report.

Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Ethics Code”) that applies to the Company’s directors, officers, and employees, including its President and Chief Executive Officer, its Senior Vice President and Chief Financial Officer, and its Controller. The Company has posted the Ethics Code on its internet website at www.energysouth.com.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that S. Felton Mitchell, Jr., who currently serves as the Chairman of the Audit Committee of the Company’s Board of Directors, and Walter L. Hovell are audit committee financial experts. Mr. Mitchell and Mr. Hovell are independent as defined in the listing standards of the National Association of Securities Dealers.

Item 11. Executive Compensation.

Information under the caption “Executive Compensation” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

There were no transactions required to be disclosed pursuant to this item.

Item 14. Principal Accountant Fees and Services

Information under the Caption “Relationship With Independent Public Accountants” contained in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a), (d)	Financial Statements and Financial Statement Schedules

See “EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules” at page F-1, which follows Part IV hereof.

(3)	Exhibits — See Exhibit Index on pages E-1 through E-6.

(b)	On July 25, 2003, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended June 30, 2003 and declaration of a dividend.

(c)	Exhibits filed with this report are attached hereto.

Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ENERGYSOUTH, INC. Registrant

May 17, 2004	By:	/s/ Charles P. Huffman

Charles P. Huffman, Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Signature	Title	Date
/s/ John C. Hope, III	Director, Chairman	May 17, 2004
John C. Hope, III

/s/ Walter L. Hovell	Director, Vice-Chairman	May 17, 2004
Walter L. Hovell

/s/ John S. Davis John S. Davis	Director, President and Chief Executive Officer (Principal Executive Officer)	May 17, 2004

/s/ Charles P. Huffman Charles P. Huffman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 17, 2004

Signatures (Continued)

Signature	Title	Date
/s/ Walter A. Bell	Director	May 17, 2004
Walter A. Bell

/s/ Gaylord C. Lyon	Director	May 17, 2004
Gaylord C. Lyon

/s/ Judy A. Marston	Director	May 17, 2004
Judy A. Marston

/s/ G. Montgomery Mitchell	Director	May 17, 2004
G. Montgomery Mitchell

/s/ Harris V. Morrissette	Director	May 17, 2004
Harris V. Morrissette

/s/ S. Felton Mitchell	Director	May 17, 2004
S. Felton Mitchell

/s/ E. B. Peebles, Jr.	Director	May 17, 2004
E. B. Peebles, Jr.

/s/ Robert H. Rouse	Director	May 17, 2004
Robert H. Rouse

/s/ Thomas B. Van Antwerp	Director	May 17, 2004
Thomas B. Van Antwerp

ENERGYSOUTH, INC.
AND SUBSIDIARIES

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama

We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and its subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audit also included the financial statement schedule of the Company, listed in the index, referred to as Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
November 25, 2003
(May 14, 2004 as to Note 12)

CONSOLIDATED STATEMENTS OF INCOME

EnergySouth, Inc.

Years Ended September 30
(in thousands, except per share data)	2003	2002	2001
Operating Revenues
Gas Revenues	$95,150	$81,560	$103,424
Merchandise Sales	3,259	3,499	2,966
Other	1,206	1,360	1,369

Total Operating Revenues	99,615	86,419	107,759

Operating Expenses
Cost of Gas	30,859	22,267	52,053
Cost of Merchandise	2,473	3,197	2,302
Operations and Maintenance	24,425	23,491	20,930
Depreciation	8,923	8,122	7,266
Taxes, Other Than Income Taxes	7,277	6,548	7,549

Total Operating Expenses	73,957	63,625	90,100

Operating Income	25,658	22,794	17,659

Other Income and (Expense)
Interest Expense	(8,369)	(8,150)	(10,273)
Allowance for Borrowed Funds Used During Construction	1,231	2,044	1,721
Interest Income	71	265	1,255
Minority Interest	(754)	(739)	(428)

Total Other Income (Expense)	(7,821)	(6,580)	(7,725)

Income Before Income Taxes	17,837	16,214	9,934
Income Taxes (Note 5)	6,702	5,983	3,796

Net Income	$11,135	$10,231	$6,138

Earnings Per Share
Basic	$2.20	$2.06	$1.25
Diluted	$2.17	$2.03	$1.23

Average Common Shares Outstanding
Basic	5,066	4,967	4,926
Diluted	5,124	5,046	4,987

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.

September 30, (in thousands):	2003	2002
ASSETS
Current Assets
Cash and Cash Equivalents	$4,082	$10,562
Receivables
Gas	6,652	4,733
Unbilled Revenue (Note 1)	1,335	956
Merchandise	2,313	2,621
Other	939	752
Allowance for Doubtful Accounts	(889)	(951)
Materials, Supplies, and Merchandise (At Average Cost)	1,457	1,598
Gas Stored Underground For Current Use (At Average Cost)	3,703	3,086
Regulatory Assets (Note 1)	2,945	262
Deferred Income Taxes	406	2,583
Prepayments	1,166	777

Total Current Assets	24,109	26,979

Property, Plant, and Equipment (Note 3)	267,047	227,740
Less: Accumulated Depreciation and Amortization	63,063	56,924

Property, Plant, and Equipment — Net	203,984	170,816
Construction Work in Progress	1,208	26,995

Total Property, Plant, and Equipment	205,192	197,811

Other Assets
Prepaid Pension Cost (Note 7)	856	318
Deferred Charges	569	566
Prepayments	1,015	1,067
Regulatory Assets (Note 1)	996	575
Merchandise Receivables Due After One Year	3,774	4,463

Total Other Assets	7,210	6,989

Total	$236,511	$231,779

See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):	2003	2002
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt (Note 4)	$6,006	$3,909
Notes Payable	250
Accounts Payable	6,389	5,844
Dividends Declared	1,463	1,363
Customer Deposits	1,469	1,475
Taxes Accrued	3,500	3,930
Interest Accrued	1,272	1,342
Regulatory Liabilities (Note 1)	909	3,258
Unearned Revenue (Note 1)		1,378
Other	1,012	1,006

Total Current Liabilities	22,270	23,505

Other Liabilities
Accrued Postretirement Benefit Cost (Note 7)	415	570
Deferred Income Taxes	18,484	15,275
Deferred Investment Tax Credits	288	314
Regulatory Liabilities (Note 1)	10,998	228
Asset Retirement Obligations (Note 1 and 12)		9,988
Other	2,619	2,326

Total Other Liabilities	32,804	28,701

Total Liabilities	55,074	52,206

Commitments and Contingencies (Note 8)
Capitalization
Stockholders’ Equity (Note 6)
Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding 2003 - 5,133,000; 2002 - 5,048,000 Shares)	51	50
Capital in Excess of Par Value	23,490	21,607
Retained Earnings	61,114	55,626

Total Stockholders’ Equity	84,655	77,283
Minority Interest	4,142	3,645
Long-Term Debt (Note 4)	92,640	98,645

Total Capitalization	181,437	179,573

Total	$236,511	$231,779

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

EnergySouth, Inc.

	Common Stock		Capital in
	Number of	Par	Excess of	Retained
(In thousands, except per share data)	Shares	Value	Par Value	Earnings
Balance at September 30, 2000	4,912	$49	$18,919	$49,576
Net Income				6,138
Dividend Reinvestment Plan	16		343
Stock Options Exercised	9		125
Cash Dividends — $1.02 per share				(5,026)

Balance at September 30, 2001	4,937	49	19,387	50,688
Net Income				10,231
Dividend Reinvestment Plan	13		329
Stock Options Exercised Including Income
Tax Benefits	98	1	1,891
Cash Dividends — $1.06 per share				(5,293)

Balance at September 30, 2002	5,048	50	21,607	55,626
Net Income				11,135
Dividend Reinvestment Plan	13		351
Stock Options Exercised Including Income
Tax Benefits	72	1	1,532
Cash Dividends — $1.11 per share				(5,647)

Balance at September 30, 2003	5,133	$51	$23,490	$61,114

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

EnergySouth, Inc.

Years Ended September 30, (in thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net Income	$11,135	$10,231	$6,138
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	9,301	8,568	7,650
Provision for Losses on Receivables	576	598	580
Provision for Losses on Inventory	46	469
Provision for Deferred Income Taxes	5,475	2,745	(946)
Minority Interest	754	739	428
Changes in Operating Assets and Liabilities:
Receivables	(2,138)	3,320	(2,414)
Inventory	(521)	1,672	(2,447)
Payables	366	(5,016)	6,431
Deferred Purchased Gas Adjustment	(5,715)	(1,526)	4,705
Other	(2,067)	322	2,406

Net Cash Provided by Operating Activities	17,212	22,122	22,531

Cash Flows from Investing Activities
Capital Expenditures	(15,674)	(25,626)	(43,567)
Changes in Temporary Investments		3,000	(3,000)

Net Cash Used In Investing Activities	(15,674)	(22,626)	(46,567)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(3,909)	(1,897)	(20,566)
Proceeds from Issuance of Long-Term Debt		12,000	55,000
Make-Whole Premium on Long-Term Debt			(2,026)
Debt Issuance Costs		(84)	(862)
Changes in Short-term Borrowings	250	(13,235)	6,905
Payment of Dividends	(5,647)	(5,293)	(5,026)
Dividend Reinvestment	351	329	342
Exercise of Stock Options	1,193	1,558	126
Partnership Distributions	(256)	(364)	(1,134)

Net Cash Provided By (Used In) Financing Activities	(8,018)	(6,986)	32,759

Net Increase (Decrease) in Cash and Cash Equivalents	(6,480)	(7,490)	8,723
Cash and Cash Equivalents at Beginning of Year	10,562	18,052	9,329

Cash and Cash Equivalents at End of Year	$4,082	$10,562	$18,052

Cash Paid During the Year for:
Interest	$8,416	$8,069	$7,775

Income Taxes	$1,883	$3,786	$4,102

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

Revenues and Gas Costs

The Company’s distribution segment reads meters on a monthly cycle basis and records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date.

Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate schedules. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company’s Balance Sheet.

The Company’s natural gas storage segment recognizes revenues in accordance with contractual agreements for storage and transportation services. The agreements include fees for monthly storage of natural gas, fees for the injection and withdrawal of natural gas, and transportation of natural gas through Bay Gas’ system. All revenues are based upon metered volumes except for the monthly storage fee.

Property, Plant, and Equipment

Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $6,245,000 and $6,605,000 at September 30, 2003 and 2002, respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. In accordance with the adoption by the Company of SFAS No. 143 (see New Accounting Standards) on October 1, 2002, the estimated costs of dismantling retired property, which is a component of Mobile Gas’

depreciation rates, have been reclassified to a regulatory liability for the period ended September 30, 2003 and as a separate liability for the period ended September 30, 2002. Dismantling costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and are accounted for under the provisions of SFAS No. 71. Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term and long-term borrowings and, if applicable, the actual interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

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

	2003		2002
	Current	Noncurrent	Current	Noncurrent
Assets
Property, Plant, and Equipment	$85	$10	$101	$95
Deferred Purchase Gas Adjustment	2,533
ESR Fund	167	666
Bad Debt Reserve	133	265	133	398
Other	27	55	28	82

Regulatory Assets	$2,945	$996	$262	$575

Liabilities
Bad Debt Reserve	$40	$20	$60	$60
ESR Fund	854
Asset Retirement Obligations		10,825
Deferred Investment Tax Credit	15	153	16	168
Deferred Purchase Gas Adjustment			3,182

Regulatory Liabilities	$909	$10,998	$3,258	$228

On October 1, 2002, the Company adopted SFAS No. 143 and reflected “non-legal” asset retirement obligations as a regulatory liability for the period ended September 30,

2003 and as a separate liability for the period ended September 30, 2002. (See New Accounting Standards)

In the event that a portion of the Company’s operations is no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically addressed through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair market value.

Unearned Revenues

In November 2001, Bay Gas entered into an agreement which granted to a customer an option to order transportation of additional volumes in excess of volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement which was classified as unearned revenue on EnergySouth’s consolidated balance sheet and amortized over the life of the option agreement.

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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	2003	2002	2001
Net Income, as reported	$11,135	$10,231	$6,138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	160	129	134

Pro forma net income	$10,975	$10,102	$6,004

Earnings per share
Basic — as reported	$2.20	$2.06	$1.25
Basic — pro forma	$2.17	$2.03	$1.22

Diluted — as reported	$2.17	$2.03	$1.23
Diluted — pro forma	$2.14	$2.00	$1.20

Average Common Shares Outstanding
Shares — Basic	5,066	4,967	4,926
Shares — Diluted	5,124	5,046	4,987

New Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 eliminates the pooling-of-interest method of accounting for all business combinations initiated after June 30, 2001 and did not have a material impact on the Company’s financial statements. SFAS 142 requires that goodwill and certain other intangible assets no longer be amortized, but instead tested for impairment on an annual basis. SFAS 142 was adopted by the Company on October 1, 2002 and did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of certain asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore are accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Upon adoption of SFAS No. 143 on October 1, 2002, the Company classified removal costs that do not have an associated legal retirement obligation as a regulatory liability which included the period ended September 30, 2003, in accordance with regulatory treatment, and as a separate liability for the period ended September 30, 2002. The adoption of this standard did not have an impact on net income.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses accounting and reporting standards for long-lived assets. SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. SFAS 144 did not have an impact on the Company’s financial statements when adopted by the Company on October 1, 2002.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 rescinds previous statements including FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 requires entities to apply APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” to determine whether gains and losses related to the extinguishment of debt should be recorded and classified as part of an entity’s recurring operations. The Company adopted SFAS 145 on October 1, 2002 and accordingly reclassified the extraordinary loss on early extinguishment of debt which occurred in fiscal 2001 to ordinary income. Accordingly, $2,454,000 was reclassified from an extraordinary item to interest expense on the Company’s 2001 Consolidated Income Statement. In December 2000, Bay Gas completed the sale of $55,000,000 of senior secured notes, a portion of which was used to pay the balance of the existing debt incurred to construct the first storage cavern. In connection with the early payoff of the existing debt, Bay Gas expensed $428,000 of unamortized debt issuance costs relating to the financing of the first cavern and $2,026,000 make-whole premium related to the early payoff of existing debt.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and addresses the recognition and measurement of costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 applies to all disposal activities initiated after December 15, 2002. SFAS 146 was adopted by the Company in the second quarter of fiscal 2003 and did not have an impact on the Company’s financial statements..

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 required additional disclosures related to the effect of stock-based compensation on reported results. The Company has adopted the disclosure provisions.

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

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. Management has determined that the Company does not have VIEs as defined in FIN 46.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for all contracts entered into or modified after June 30, 2003. SFAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was adopted on July 1, 2003 and did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2003 financial statement presentation.

2. RATES AND REGULATIONS

The Company is principally engaged in the distribution and storage of natural gas. Through Mobile Gas and SGT, the Company is engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama. The APSC regulates the gas distribution and transportation operations of Mobile Gas and SGT. For the major portion of the Company’s business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval.

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

Mobile Gas’ rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margin. The adjustment is calculated monthly and applied to customers’ bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential and small commercial customers.

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

3. PROPERTY, PLANT, AND EQUIPMENT

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

	2003	2002
Distribution Plant	$141,231	$135,254
General Plant	22,050	21,107
Storage Plant	72,088	39,590
Transmission Plant	22,472	22,532
Acquisition Adjustment	9,206	9,257

Total Property, Plant, and Equipment	$267,047	$227,740

4. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

	2003	2002
Mobile Gas Service Corporation
First Mortgage Bonds
8.75% Series, due July 1, 2022	$12,000	$12,000
7.48% Series, due July 1, 2023	12,000	12,000
7.27% Series, due November 1, 2006	6,850	8,550
6.90% Series, due August 20, 2017	11,487	11,962
9% Note, due May 13, 2013	2,869	3,042
Bay Gas Storage Company, Ltd.
8.45% Guaranteed Senior Secured Notes, due December 1, 2017	53,440	55,000

Total	98,646	102,554
Less Amounts Due Within One Year	6,006	3,909

Long-Term Debt	$92,640	$98,645

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2003 are as follows: 2004 - $6,006,000; 2005 — $6,248,000; 2006 — $6,463,000; 2007 — $6,769,000 and 2008 - $5,300,000. The Company’s long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company’s ability to pay dividends in the future.

Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt and Bay Gas’ material contracts have been pledged as collateral for its long-term debt.

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

5. INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

	2003	2002	2001
Current
Federal	$1,134	$2,822	$4,387
State	105	460	407

Total Current Taxes	1,239	3,282	4,794

Deferred
Federal	4,805	2,348	(916)
State	684	379	(56)

Total Deferred Taxes	5,489	2,727	(972)

Deferred investment tax credit amortization	(26)	(26)	(26)

Total Income Tax Expense	$6,702	$5,983	$3,796

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

	2003	2002	2001
Income Tax Expense at Federal Statutory Rate	$6,118	$5,532	$3,399
Excess of Book Over Tax Depreciation on Pre-1981 Property Additions	52	142	168
Adjustments to Deferred Taxes
Prior Year		(313)
Changes in State Tax Rate		159
State Income Taxes	476	474	231
Other — Net	56	(11)	(2)

Total Income Tax Expense	$6,702	$5,983	$3,796

Effective tax rate	37.6%	36.9%	37.8%

The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $95,000 and $196,000 at September 30, 2003 and 2002, respectively. No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant components of the Company’s net deferred tax liability as of September 30, are (in thousands):

	2003	2002
Deferred Tax Liabilities
Differences Between Book and Tax Basis of Property	$19,456	$16,847
Prepaid Insurance	214	212
Purchased Gas Adjustment	942
Regulatory Assets	185	198
Pension	318	118
Postretirement Benefits	42
Other	74	75

Total Deferred Tax Liabilities	21,231	17,450

Deferred Tax Assets
Gross Receipts Taxes	903	754
Postretirement Benefits		15
Post Employment Benefits	232	219
Purchased Gas Adjustment		1,184
Bad Debts	452	449
Accrued Vacation	234	232
Uniform Capitalization	222	345
Unearned Revenue		466
Deferred Payments	637	518
State of Alabama Net Operating Loss	226	318
Other	247	258

Total Deferred Tax Assets	3,153	4,758

Net Deferred Tax Liability	$18,078	$12,692

6. CAPITAL STOCK

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (Prior Plan) expired on December 4, 2002 and no option grants may be made thereunder. At the expiration date, 55,750 shares remained unissued, of which 38,000 were never granted and 17,750 shares were forfeited. On January 31, 2003, the stockholders approved the 2003 Stock Option Plan of EnergySouth, Inc. (Plan) with terms and conditions similar to the expired plan. The Plan provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 350,000 shares of the Company’s authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant. Transactions under the Prior Plan and the Plan are summarized below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Outstanding at September 30, 2000	270,150	$16.676	6.73 years
Granted	29,000	21.094
Exercised	(8,775)	14.309
Forfeited	(5,125)	20.655

Outstanding at September 30, 2001	285,250	17.126	6.11 years
Granted	8,000	27.000
Exercised	(98,050)	15.898
Forfeited	(12,625)	20.068

Outstanding at September 30, 2002	182,575	18.015	5.65 years
Granted	65,500	26.758
Exercised	(72,350)	16.498
Forfeited	(875)	19.375

Outstanding at September 30, 2003	174,850	$21.912	6.93 years

Exercisable at September 30, 2001	179,500	$15.329	4.71 years
Exercisable at September 30, 2002	115,450	$16.301	4.41 years
Exercisable at September 30, 2003	74,850	$17.967	4.70 years

Remaining reserved for issuance at September 30, 2003	305,000

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $8.02, $9.43 and $5.72 per option during 2003, 2002 and 2001, respectively.

Weighted average assumptions used in the pricing model for the years ended September 30, are:

	2003	2002	2001
Risk Free Interest Rate	3.90%	5.09%	5.24%
Expected Life	10 years	10 years	10 years
Stock Price Volatility	38.80%	41.70%	36.00%
Dividend Yield	4.20%	3.96%	4.88%

At September 30, 2003, 203,000 shares of the Company’s authorized but unissued Common Stock were reserved for issuance under the Company’s Dividend Reinvestment and Stock Purchase Plan.

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

The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they retire under the provisions of the Company’s retirement plan. The Company is accruing the costs over the expected service period of the employees.

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability.

Effective April 1, 2002, the Company amended its retirement plan to increase the benefits payable to, or on behalf of a member who, on or prior to April 1, 2001, retired or died in service, by an amount equal to 1% per year for each year since the member’s retirement or date of death, to April 1, 2002. The salaried retiree medical plan was amended to lower the plan’s coinsurance percentage from 80% to 70%, resulting in a reduction in the accumulated postretirement benefit obligation of $137,721.

The following tables set forth the funded status of the plans, the amounts recorded in the financial statements at September 30, (in thousands) and certain assumptions with respect to the plans:

	Pension		Postretirement
	Benefits		Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit Obligation at Beginning of the Period	$23,210	$22,039	$3,909	$3,643
Service Cost	691	720	100	82
Interest Cost	1,526	1,632	255	258
Benefits Paid	(1,314)	(1,158)	262	(246)
(Gain)/Loss	2,573	(845)	(240)	310
Amendments		822		(138)

Benefit Obligation at the End of the Period	$26,686	$23,210	$4,286	$3,909

Change in plan assets
Fair Value of Assets at Beginning of the Period	$30,106	$32,321	$3,277	$3,299
Benefits Paid	(1,314)	(1,158)
Contributions
Actual Return on Plan Assets	4,564	(1,057)	357	(22)

Fair Value of Plan Assets at the End of the Period	$33,356	$30,106	$3,634	$3,277

Funded status
Plan Assets in Excess of Benefit Obligation	$6,670	$6,896	$(652)	$(632)
Unrecognized Net (Gain) Loss	(6,620)	(7,294)	631	500
Prior Service Cost Not Yet Recognized	934	1,028	(394)	(438)
Remaining Unrecognized Transition Asset	(128)	(312)

Prepaid (Accrued) Benefit Cost	$856	$318	$(415)	$(570)

	Pension			Postretirement
Weighted average assumptions as of	Benefits			Benefits
September 30,	2003	2002	2001	2003	2002	2001
Discount Rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Rate of Compensation Increase	4.50%	4.50%	6.10%
Expected Rate of Return on Plan Assets	8.25%	7.50%	7.50%	7.75%	7.00%	7.00%
Expected Rate of Return on Plan Assets -					3.00%	3.00%
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

	1-Percentage-		1-Percentage-
	Point Increase		Point Decrease
	2003	2002	2003	2002
Effect on total of service and interest cost components	$31	$26	$(25)	$(22)
Effect on postretirement benefit obligations	247	208	(209)	(177)

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$691	$720	$754	$100	$82	$76
Interest cost	1,526	1,632	1,522	255	258	257
Amortization of transition asset	(183)	(184)	(183)
Amortization of prior service cost	94	67	40	(44)	(38)	(38)
Amortization of unrecognized gain	(355)	(459)	(448)	6		(5)
Expected return on plan assets	(2,312)	(2,329)	(2,219)	(211)	(215)	(227)

Net periodic benefit cost	$(539)	$(553)	$(534)	$106	$87	$63

The Company has formed two voluntary employees’ beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company did not contribute to these trusts in 2003 and 2002 but made contributions of $21,000 in 2001.

The Company’s eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company’s contributions to these 401(k) plans for the years ended September 30, 2003, 2002, and 2001 were $240,000, $249,000, and $249,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. During fiscal year 2001, the Company implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Minimum payments under gas supply contracts, which are exempt in the ordinary course of business from Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), in the fiscal years subsequent to September 30, 2003 are as follows:

Fiscal	Minimum
Year	Payments
2004	$18,851,000
2005	1,166,000
2006	1,170,000
2007	1,187,000
2008	1,187,000
2009-2011	3,215,000

Total	$26,776,000

A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company’s rate schedules permit the recovery of gas costs from customers.

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations.

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

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. In 2000, the Company commenced discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management (“ADEM”) is conducting a “Brownfields”

evaluation of the property. It is anticipated that this assessment will be completed by mid-2004. Preliminary data received from ADEM has been reviewed by the Company’s environmental consultants. Based on information received to date, the Company does not believe that the site currently poses any threat to human health or the environment. At this time, the Company continues to believe that material remediation costs are unlikely and has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation, with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Values of Financial Instruments,” and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, merchandise receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of long-term debt is as follows at September 30, (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$98,646	$118,851	$102,554	$119,335

10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of An Enterprise and Related Information,” requires that companies disclose segment information which reflects how management makes decisions about allocating resources to segments and measuring their performance. The reportable segments disclosed herein were determined based on such factors as the regulatory environment and the types of products and services offered.

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

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$84,790	$14,590	$4,463	$(4,228)	$99,615
Cost of Gas	35,061			(4,202)	30,859
Cost of Merchandise & Jobbing			2,473		2,473
Operations and Maintenance Expense	20,409	2,582	1,460	(26)	24,425
Depreciation Expense	6,958	1,965			8,923
Taxes, Other Than Income Taxes	6,614	610	53		7,277

Operating Income	15,748	9,433	477	—	25,658

Interest Income (Expense) — Net	(3,467)	(4,607)	(224)		(8,298)
Allow. for Borrowed Funds Used During Construction	122	1,109			1,231
Less: Minority Interest	(210)	(544)			(754)

Income Before Income Taxes	$12,193	$5,391	$253		$17,837

Capital Expenditures	$9,108	$6,626	$(60)		$15,674
Property, Plant, and Equipment, Net	$112,960	$81,407			$194,367
Total Assets	$136,708	$86,819	$12,984		$236,511

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2002 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$74,290	$11,516	$5,064	$(4,451)	$86,419
Cost of Gas	26,460			(4,193)	22,267
Cost of Merchandise & Jobbing			3,197		3,197
Operations and Maintenance Expense	19,875	2,069	1,833	(286)	23,491
Depreciation Expense	6,581	1,520	21		8,122
Taxes, Other Than Income Taxes	5,963	525	60		6,548

Operating Income	15,411	7,402	(47)	28	22,794

Interest Income (Expense) — Net	(3,257)	(4,435)	(165)	(28)	(7,885)
Allow. for Borrowed Funds Used During Construction	43	2,001			2,044
Less: Minority Interest	(290)	(449)			(739)

Income Before Income Taxes	$11,907	$4,519	$(212)		$16,214

Capital Expenditures	$8,316	$17,341	$(31)		$25,626
Property, Plant, and Equipment, Net	$111,065	$76,698	$60		$187,823
Total Assets	$134,042	$83,645	$14,092		$231,779

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2001 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$99,628	$8,076	$4,527	$(4,472)	$107,759
Cost of Gas	56,296			(4,243)	52,053
Cost of Merchandise & Jobbing			2,302		2,302
Operations and Maintenance Expense	17,824	1,594	1,741	(229)	20,930
Depreciation Expense	6,123	1,115	28		7,266
Taxes, Other Than Income Taxes	7,165	336	48		7,549

Operating Income	12,220	5,031	408		17,659

Interest Income (Expense) — Net	(3,431)	(5,324)	(263)		(9,018)
Allow. for Borrowed Funds Used During Construction	284	1,437			1,721
Less: Minority Interest	(295)	(133)			(428)

Income Before Income Taxes	$8,778	$1,011	$145		$9,934

Capital Expenditures	$15,497	$28,058	$12		$43,567
Property, Plant, and Equipment, Net	$109,764	$60,749	$79		$170,592
Total Assets	$136,994	$79,505	$15,111		$231,610

11. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for fiscal 2003 and 2002 is summarized as follows (in thousands, except per share data):

Three Months Ended	Dec. 31	Mar. 31	Jun. 30	Sep. 30
Fiscal 2003
Total Operating Revenues	$25,713	$35,604	$20,583	$17,715
Total Operating Income	7,111	10,589	3,836	4,122
Net Income	3,374	5,559	986	1,216
Basic Earnings Per Share	$0.67	$1.10	$0.19	$0.24
Diluted Earnings Per Share	$0.66	$1.09	$0.19	$0.23
Fiscal 2002
Total Operating Revenues	$24,153	$31,276	$16,434	$14,556
Total Operating Income	7,506	9,290	2,785	3,213
Net Income	3,753	4,699	904	875
Basic Earnings Per Share	$0.76	$0.95	$0.18	$0.17
Diluted Earnings Per Share	$0.75	$0.93	$0.18	$0.17

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

12. RECLASSIFICATION OF ASSET RETIREMENT OBLIGATIONS

In accordance with accounting guidance that became available in February 2004, the Company has reclassified the estimated costs of removal of utility plant previously recognized in accumulated depreciation as a separate liability for the year ended September 30, 2002. As a result of the adoption of SFAS 143 on October 1, 2002, the liability for the estimated costs of removal of utility plant has been reported as a regulatory liability for the year ended September 30, 2003.

The following table shows how consolidated total property, plant and equipment and other liabilities on the balance sheet have been revised.

In Thousands	2003	2002
Total Property, Plant, and Equipment — as reported	194,367	187,823
Property, Plant, and Equipment — reclassified	10,825	9,988

Total Property, Plant, and Equipment — as revised	205,192	197,811

Total Other Liabilities — as reported	21,979	18,713
Total Other Liabilities — reclassified	10,825	9,988

Total Other Liabilities — as revised	32,804	28,701

This reclassification has no impact on the Company’s reported result of operations or cash flows.

SCHEDULE II

ENERGYSOUTH, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
		CHARGED	CHARGED
	BALANCE AT	TO COSTS	TO OTHER			BALANCE
	BEGINNING	AND	ACCOUNTS	DEDUCTIONS		AT END
DESCRIPTION	OF YEAR	EXPENSES	AMOUNT	AMOUNT		OF YEAR
Reserves deducted from assets to which they apply:
(a) Inventory Reserves
September 30, 2003	$83	$46		$1		$128
September 30, 2002	$6	$469		$392		$83
September 30, 2001	$6					$6
(b) Allowance for Doubtful Accounts
September 30, 2003	$951	$576		$638	(1)	$889
September 30, 2002	$849	$598		$496	(1)	$951
September 30, 2001	$749	$580	$664 (2)	$1,144	(1)	$849

     Notes:

(1)Amounts written off — net of recoveries.

(2)Consistent with regulatory treatment allowed by the APSC October 2001 rate order, approximately $664,000 of bad debt expense was reclassified as a regulatory asset and is being amortized to expense over the subsequent five years.

S-1

EXHIBIT INDEX

Exhibit No.	Description (Exhibits prior to February 2, 1998 filed by Mobile Gas)
2	Articles of Merger of MBLE Merger Co., Inc. into Mobile Gas Service Corporation (incorporated by reference to Exhibit 2 to Form 10-Q Quarterly Report dated February 13, 1998)

3(i)	Articles of Restatement of the Articles of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3(i) to Form 10-Q Quarterly Report dated February 13, 1998)

3(ii)	By-laws of EnergySouth, Inc., adopted January 31, 1998 (incorporated by reference to Exhibit 3.2 to Registration Statement 333-42057)

4(a)-1	Indenture of Mortgage and Deed of Trust of Mobile Gas Service Corporation dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Mobile Gas Registration Statement No. 2-4887)

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-2	10/1/44	Reg. No. 2-5493	7-6
4(a)-3	7/1/52	Form 10-K for fiscal year ended September 30, 1985	4(a)-3
4(a)-4	6/1/54	”	4(a)-4
4(a)-5	4/1/57	”	4(a)-5
4(a)-6	7/1/61	”	4(a)-6
4(a)-7	6/1/63	”	4(a)-7
4(a)-8	10/1/64	”	4(a)-8
4(a)-9	7/1/72	”	4(a)-9
4(a)-10	8/1/75	”	4(a)-10
4(a)-11	7/1/79	”	4(a)-11
4(a)-12	7/1/82	”	4(a)-12
4(a)-13	7/1/86	Form 10-K for fiscal year ended September 30, 1986	4(a)-13
4(a)-14	10/1/88	Form 10-K for fiscal year ended September 30, 1989	4(a)-14
4(a)-15	7/1/92	Form 10-K for fiscal year ended September 30, 1992	4(a)-15
4(a)-16	7/1/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-16

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-17	12/3/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-17

4(a)-18	11/1/96	Form 10-K for fiscal year ended September 30, 1997	4(a)-18

4(a)-19	8/1/02	Form 10-K for fiscal year ended September 30, 2002	4(a)-19

4(c)-3	Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 4(c)-3 to Form 10-Q for the quarter ended December 31, 2000)

4(d)	Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

10(a)	Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)	Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm and Interruptible Storage Services between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(b)-2	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000 (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(c)	Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(c)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(d)-5	NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

10(g)	Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

10(g)-1	Supplemental Deferred Compensation Agreement with John S. Davis dated December 10, 1999 (incorporated by reference to Exhibit 10(g)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(h)	Transportation Agreement between Mobile Gas and Mobile Energy LLC dated November 12, 1999 (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended September 30, 1999) (3)

10(i)	Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

10(j)	Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

10(j)-1	Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(k)-1	Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992) (2)

10(k)-2	Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report dated January 27, 1995) (2)

10(l)-1	Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-1	Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner

(forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-2	First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

10(n)	Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

10(o)-1	Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995) (3)

10(o)-2	Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September 30, 1996) (3)

10(q)-1	Guaranty Agreement dated as of December 1, 2000 made by EnergySouth, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q)-1 to Form 10-Q for the quarter ended December 31, 2000)

10(r)	Amended and Restated Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

10(r)-2	2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 23, 2003) (2)

10(s)	Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

10(t)	Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

10(v)	Revolving Credit Agreement dated March 28, 2001 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders (incorporated by reference to Exhibit 10(v) to Form 10-K for fiscal year ended September 30, 2003)

10(x)	Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994) (2)

10(z)-1	Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z)-1 to Form 10-K for fiscal year ended September 30, 2000) (2)

14	Code of Business Conduct and Ethics (1)

18	Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

21	Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

23	Consent of Deloitte & Touche LLP(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (1)

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

99(a)	Report and Order of Alabama Public Service Commission dated October 3, 2001 (incorporated by reference to Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(4)	Amended to use Company Common Stock instead of Mobile Gas common stock effective February 2, 1998.