Form 10-Q/A
period 2003-12-31
ENERGYSOUTH INC
filed 2004-05-17
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amended No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at February 04, 2004 – 5,145,055 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of EnergySouth, Inc. and Subsidiaries for the quarter ended December 31, 2003 is being filed for the purpose of amending and revising the Unaudited Condensed Consolidated Balance Sheets and Note 6 to the Unaudited Condensed Consolidated Financial Statements. In accordance with accounting guidance issued subsequent to the original Form 10-Q filing on February 13, 2004, the originally filed Quarterly Report on Form 10-Q is being amended to reflect the reclassification of amounts recorded for the cost of removal of utility plant, previously recognized within accumulated depreciation, as a regulatory liability for the periods ended December 31, 2003 and 2002 and September 30, 2003. This amendment does not reflect events occurring after the original filing of the Form 10-Q or modify or update disclosures except as stated in the preceding sentence.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003

INDEX

		Page No.
PART I: FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited):
(a)	Unaudited Condensed Consolidated Balance Sheets - December 31, 2003 and 2002 and September 30, 2003	4 - 5
(b)	Unaudited Condensed Consolidated Statements of Income - Three Months Ended December 31, 2003 and 2002	6
(c)	Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 2003 and 2002	7
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	8 - 15
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23
PART II: OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 6	Exhibits and Reports on Form 8-K	25 - 29
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.

	December 31,		September 30,
In Thousands	2003	2002	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$2,904	$4,242	$4,082
Receivables
Gas	11,519	11,308	6,652
Unbilled Revenue	6,896	2,742	1,335
Merchandise	2,500	2,738	2,313
Other	745	722	939
Allowance for Doubtful Accounts	(1,158)	(1,218)	(889)
Materials, Supplies, and Merchandise, Net (At Average Cost)	1,460	1,424	1,457
Gas Stored Underground (At Average Cost)	2,899	2,749	3,703
Regulatory Assets (Note 4)	2,287	412	2,945
Deferred Income Taxes	766	2,118	406
Prepayments	996	756	1,166

Total Current Assets	31,814	27,993	24,109

Property, Plant, and Equipment	267,705	228,605	267,047
Less: Accumulated Depreciation and Amortization	65,027	58,637	63,063

Property, Plant, and Equipment — Net	202,678	169,968	203,984
Construction Work in Progress	2,805	29,424	1,208

Total Property, Plant, and Equipment	205,483	199,392	205,192

Other Assets
Prepaid Pension Cost	938	449	856
Deferred Charges	526	540	569
Prepayments	1,000	1,053	1,015
Regulatory Assets (Note 4)	906	1,306	996
Merchandise Receivables Due After One Year	3,749	4,467	3,774

Total Other Assets	7,119	7,815	7,210

Total	$244,416	$235,200	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.

	December 31,		September 30,
In Thousands, Except Share Data	2003	2002	2003
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt	$6,113	$4,437	$6,006
Notes Payable	7,025	2,550	250
Accounts Payable	6,930	6,863	6,389
Dividends Declared	1,465	1,365	1,463
Customer Deposits	1,504	1,440	1,469
Taxes Accrued	4,672	3,805	3,500
Interest Accrued	625	682	1,272
Regulatory Liabilities (Note 4)	905	2,990	909
Unearned Revenue (Note 8)		862
Other	1,029	1,164	1,012

Total Current Liabilities	30,268	26,158	22,270

Other Liabilities
Accrued Postretirement Benefit Cost	375	541	415
Deferred Income Taxes	19,314	15,959	18,484
Deferred Investment Tax Credits	284	308	288
Regulatory Liabilities (Note 4)	11,212	10,429	10,998
Other	2,715	2,294	2,619

Total Other Liabilities	33,900	29,531	32,804

Total Liabilities	64,168	55,689	55,074

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 10,000,000 Shares; Outstanding December 2003 - 5,140,000; December 2002 - 5,054,000; September 2003 - 5,133,000 Shares)	51	51	51
Capital in Excess of Par Value	23,690	21,756	23,490
Retained Earnings	63,717	57,635	61,114

Total Stockholders’ Equity	87,458	79,442	84,655
Minority Interest	4,302	3,768	4,142
Long-Term Debt	88,488	96,301	92,640

Total Capitalization	180,248	179,511	181,437

Total	$244,416	$235,200	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

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

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

EnergySouth, Inc.

	Three Months
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

Cash Flows from Investing Activites
Capital Expenditures	(2,596)	(3,700)

Net Cash Used by Investing Activities	(2,596)	(3,700)

Cash Flows from Financing Activites
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

EnergySouth, Inc.

	Twelve Months
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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

EnergySouth, Inc.

	Three Months
	Ended December 31,
In Thousands, Except per Share Data	2003	2002
Net Income, as reported	$4,068	$3,374
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	46	42

Pro forma net income	$4,022	$3,332

Earnings per share:
Basic — as reported	$0.79	$0.67

Basic — pro forma	$0.78	$0.66

Diluted — as reported	$0.78	$0.66

Diluted — pro forma	$0.77	$0.65

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

	December 31, 2003		December 31, 2002		September 30, 2003
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Assets
Property, Plant, and Equipment	$73		$85	$74	$85	$10
Deferred Purchase Gas Adjustment	1,886				2,533
ESR Fund	167	626	167	792	167	666
Bad Debt Reserve	133	232	133	365	133	265
Other	28	48	27	75	27	55

Regulatory Assets	$2,287	$906	$412	$1,306	$2,945	$996

Liabilities
Bad Debt Reserve	$36	$15	$55	$50	$40	$20
ESR Fund	854		1,000		854
Asset Retirement Obligations		11,049		10,215		10,825
Deferred Investment Tax Credit	15	148	15	164	15	153
Deferred Purchase Gas Adjustment			1,920

Regulatory Liabilities	$905	$11,212	$2,990	$10,429	$909	$10,998

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

Note 6. Accounting Principles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of certain asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore are accounted for under provision of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Upon adoption of SFAS No. 143 on October 1, 2002, the Company classified removal costs that do not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment.

In accordance with guidance that became available subsequent to the Company’s filing of its Quarterly Report on Form 10-Q on February 13, 2004, the Company has reclassified the estimated costs of removal of utility plant previously recognized in accumulated depreciation as a regulatory liability for the periods ended December 31, 2003 and 2002 and September 30, 2003. As a result of the adoption of SFAS No. 143, these liabilities are reported as regulatory liabilities.

The following table shows how the consolidated total property, plant and equipment and other liabilities on the balance sheet have been revised.

	December 31,	December 31,	September 30,
In Thousands	2003	2002	2003
Total Property, Plant, and Equipment — as reported	194,434	189,177	194,367
Property, Plant, and Equipment — reclassified	11,049	10,215	10,825

Total Property, Plant, and Equipment — as revised	205,483	199,392	205,192

Total Other Liabilities — as reported	22,851	19,316	21,979
Total Other Liabilities — reclassified	11,049	10,215	10,825

Total Other Liabilities — as revised	33,900	29,531	32,804

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 30, 2004.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2007 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld
John S. Davis	4,338,698	326,124
Walter L. Hovell	4,633,722	31,100
G. Montgomery Mitchell	4,632,609	32,213
Robert H. Rouse	4,643,310	21,512

The other Directors of the Company whose terms of office continued after the 2004 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
Walter A. Bell	2005
Gaylord C. Lyon	2005
Harris V. Morrisette	2005
E.B. Peebles, Jr.	2005
John C. Hope, III	2006
Judy A. Marston	2006
S. Felton Mitchell, Jr.	2006
Thomas B. Van Antwerp	2006

(c)	The stockholders of the Company approved the proposed amendment to the restated Articles of Incorporation of the Company to make the mandatory retirement age applicable to all directors by the following vote:

For	Against	Abstain
4,514,846	127,132	22,844

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(b)	Reports on Form 8-K

On November 12, 2003, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended September 30, 2003 and declaration of a dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: May 17, 2004	/s/ John S. Davis
John S. Davis
President and Chief Executive Officer

Date: May 17, 2004	/s/ Charles P. Huffman
Charles P. Huffman
Senior Vice President and Chief Financial Officer