Form 10-Q
period 2004-03-31
ENERGYSOUTH INC
filed 2004-05-17
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Common stock ($.01 par value) outstanding at May 10, 2004 – 5,199,886 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

Page No.
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited):
(a) Unaudited Condensed Consolidated Balance Sheets - March 31, 2004 and 2003 and September 30, 2003	3-4
(b) Unaudited Condensed Consolidated Statements of Income - Three and Six Months Ended March 31, 2004 and 2003	5
(c) Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended March 31, 2004 and 2003	6
(d) Notes to Unaudited Condensed Consolidated Financial Statements	7-16
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	25
PART II: OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K	26-30
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands	2004	2003	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$10,050	$7,502	$4,082
Receivables
Gas	12,356	13,422	6,652
Unbilled Revenue	2,620	2,855	1,335
Merchandise	2,327	2,509	2,313
Other	978	767	939
Allowance for Doubtful Accounts	(1,708)	(1,506)	(889)
Materials, Supplies, and Merchandise, Net (At Average Cost)	1,341	1,395	1,457
Gas Stored Underground (At Average Cost)	1,628	1,285	3,703
Regulatory Assets (Note 5)	2,248	2,044	2,945
Deferred Income Taxes	1,104	1,110	406
Prepayments	780	632	1,166

Total Current Assets	33,724	32,015	24,109

Property, Plant, and Equipment	271,206	229,843	267,047
Less: Accumulated Depreciation and Amortization	66,868	60,446	63,063

Property, Plant, and Equipment - Net	204,338	169,397	203,984
Construction Work in Progress	343	32,020	1,208

Total Property, Plant, and Equipment	204,681	201,417	205,192

Other Assets
Prepaid Pension Cost	1,019	581	856
Deferred Charges	690	542	569
Prepayments	986	1,039	1,015
Regulatory Assets (Note 5)	824	1,202	996
Merchandise Receivables Due After One Year	3,639	4,271	3,774

Total Other Assets	7,158	7,635	7,210

Total	$245,563	$241,067	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands, Except Share Data	2004	2003	2003
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt	$6,152	$4,545	$6,006
Notes Payable			250
Accounts Payable	7,337	12,446	6,389
Dividends Declared	1,469	1,367	1,463
Customer Deposits	1,534	1,477	1,469
Taxes Accrued	5,936	3,660	3,500
Interest Accrued	1,251	1,382	1,272
Regulatory Liabilities (Note 5)	900	1,064	909
Unearned Revenue (Note 8)		345
Other	1,002	1,086	1,012

Total Current Liabilities	25,581	27,372	22,270

Other Liabilities
Accrued Postretirement Benefit Cost	356	503	415
Deferred Income Taxes	20,124	16,640	18,484
Deferred Investment Tax Credits	279	301	288
Regulatory Liabilities (Note 5)	11,400	10,632	10,998
Other	2,811	2,337	2,619

Total Other Liabilities	34,970	30,413	32,804

Total Liabilities	60,551	57,785	55,074

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding March 2004 - 5,158,000; March 2003 - 5,062,000; September 2003 - 5,133,000 Shares)	52	51	51
Capital in Excess of Par Value	24,182	21,946	23,490
Retained Earnings	68,620	61,827	61,114

Total Stockholders’ Equity	92,854	83,824	84,655
Minority Interest	4,455	3,903	4,142
Long-Term Debt	87,703	95,555	92,640

Total Capitalization	185,012	183,282	181,437

Total	$245,563	$241,067	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended March 31,		Ended March 31,
In Thousands, Except Per Share Data	2004	2003	2004	2003
Operating Revenues
Gas Revenues	$41,802	$34,574	$73,090	$58,817
Merchandise Sales	632	732	1,719	1,839
Other	411	298	753	662

Total Operating Revenues	42,845	35,604	75,562	61,318

Operating Expenses
Cost of Gas	17,635	13,156	29,762	20,783
Cost of Merchandise	616	540	1,350	1,354
Operations and Maintenance	6,914	6,605	13,346	12,588
Depreciation	2,434	2,269	4,868	4,539
Taxes, Other Than Income Taxes	2,797	2,432	5,050	4,329

Total Operating Expenses	30,396	25,002	54,376	43,593

Operating Income	12,449	10,602	21,186	17,725

Other Income and (Expense)
Interest Expense	(1,992)	(2,103)	(4,022)	(4,215)
Allowance for Borrowed Funds Used During Construction	4	595	12	1,166
Interest Income	8	20	14	39
Minority Interest	(199)	(197)	(395)	(386)

Total Other Income (Expense)	(2,179)	(1,685)	(4,391)	(3,396)

Income Before Income Taxes	10,270	8,917	16,795	14,329
Income Taxes	3,898	3,358	6,355	5,396

Net Income	$6,372	$5,559	$10,440	$8,933

Earnings Per Share
Basic	$1.24	$1.10	$2.03	$1.77

Diluted	$1.22	$1.09	$2.01	$1.75

Average Common Shares Outstanding

Basic	5,149	5,060	5,143	5,056
Diluted	5,212	5,118	5,206	5,116

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
EnergySouth, Inc.	Ends March 31,
In Thousands	2004	2003
Cash Flows from Operating Activities
Net Income	$10,440	$8,933
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	5,073	4,754
Provision for Losses on Receivables and Inventory	906	413
Provision for Deferred Income Taxes	973	2,892
Minority Interest	395	386
Changes in Operating Assets and Liabilities:
Receivables	(6,897)	(10,153)
Inventory	2,093	2,002
Payables	3,370	6,357
Deferred Purchased Gas Adjustment	665	(4,814)
Other	522	(980)

Net Cash Provided by Operating Activities	17,540	9,790

Cash Flows from Investing Activities
Capital Expenditures	(4,104)	(7,849)

Net Cash Used in Investing Activities	(4,104)	(7,849)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(4,791)	(2,454)
Changes in Short-Term Borrowings	(250)
Payment of Dividends	(2,934)	(2,731)
Dividend Reinvestment	191	171
Exercise of Stock Options	396	141
Partnership Distributions to Minority Interest Holders	(80)	(128)

Net Cash Used in Financing Activities	(7,468)	(5,001)

Net Increase (Decrease) in Cash and Cash Equivalents	5,968	(3,060)
Cash and Cash Equivalents at Beginning of Period	4,082	10,562

Cash and Cash Equivalents at End of Period	$10,050	$7,502

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation

The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); MGS Storage Services, Inc. (Storage); a 90.9% owned limited partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owners’ proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated.

Note 2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2003.

Due to the high percentage of customers using gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the six-month periods ended March 31, 2004 and 2003 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended March 31, 2004 and 2003:

	Twelve Months
EnergySouth, Inc.	Ended March 31,
In Thousands, Except Per Share Data	2004	2003
Operating Revenues	$113,860	$92,308
Cost of Gas	39,837	26,091
Cost of Merchandise	2,467	2,665
Operations and Maintenance Expense	25,185	24,430
Depreciation Expense	9,253	8,496
Taxes, Other Than Income Taxes	7,999	6,927

Operating Income	29,119	23,699

Interest Income (Expense) - Net	(8,130)	(8,200)
Allowance for Borrowed Funds Used During Construction	78	2,231
Less: Minority Interest	(762)	(735)

Income Before Income Taxes	$20,305	$16,995

Income Taxes	7,662	6,283
Net Income	$12,643	$10,712

Earnings Per Share
Basic	$2.47	$2.13

Diluted	$2.44	$2.10

Average Common Shares Outstanding
Basic	5,124	5,035

Diluted	5,184	5,104

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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands, Except per Share Data	2004	2003	2004	2003
Net Income, as reported	$6,372	$5,559	$10,440	$8,933
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	41	33	88	75

Pro forma net income	$6,331	$5,526	$10,352	$8,858

Earnings per share:
Basic - as reported	$1.24	$1.10	$2.03	$1.77

Basic - pro forma	$1.23	$1.09	$2.01	$1.75

Diluted - as reported	$1.22	$1.09	$2.01	$1.75

Diluted - pro forma	$1.21	$1.08	$1.99	$1.73

Note 4. Retirement Plans and Other Benefits

The Company has a noncontributory, defined benefit plan covering substantially all of its employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and average compensation during the last five years of employment, or years of service and average compensation during the term of employment. The Company annually contributes to the plan the amount deductible for federal income tax purposes.

The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they retire under the provisions of the Company’s retirement plan. The Company is accruing the costs of such benefits over the expected service period of the employees.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132R) which, in part, requires interim disclosures of the net periodic benefit cost recognized for each period for which a statement of income is presented.

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. In accordance with SFAS 132R, net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended March 31, (in thousands)	2004	2003	2004	2003
Service cost	$214	$173	$29	$25
Interest cost	391	382	62	64
Amortization of transition asset	(32)	(46)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of unrecognized gain/(loss)	(32)	(89)	3	2
Expected return on plan assets	(645)	(578)	(71)	(53)

Net periodic benefit cost	$(80)	$(135)	$13	$27

	Pension		Postretirement
	Benefits		Benefits
For the six months ended March 31, (in thousands)	2004	2003	2004	2003
Service cost	$429	$346	$59	$50
Interest cost	782	763	125	128
Amortization of transition asset	(64)	(92)
Amortization of prior service cost	47	47	(22)	(22)
Amortization of unrecognized (gain)/loss	(64)	(178)	6	3
Expected return on plan assets	(1,289)	(1,156)	(141)	(106)

Net periodic benefit cost	$(160)	$(270)	$26	$53

For fiscal year 2004, the Company does not anticipate making any contributions to its pension plan due to the fact the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.

Note 5. Rates and Regulatory Matters

On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas’ projections and fiscal year-to-date performance, whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Mobile Gas rate adjustments, which became effective December 1, 2003 and 2002, were designed to increase annual revenues by approximately $2.8 million and $2.2 million, respectively. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate year ended September 30, 2003; therefore, no adjustments were required.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved; however, no such accruals have been made during the three and six-month periods ended March 31, 2004. The ESR balance of $854,000 at March 31, 2004 is included in the Consolidated Financial Statements as part of Regulatory Liabilities.

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

The Company is subject to the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	March 31, 2004		March 31, 2003		September 30, 2003
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Assets
Property, Plant, and Equipment	$53		$85	$53	$85	$10
Deferred Purchase Gas Adjustment	1,868		1,632		2,533
ESR Fund	167	584	167	750	167	666
Bad Debt Reserve	133	199	133	331	133	265
Other	27	41	27	68	27	55
Regulatory Assets	$2,248	$824	$2,044	$1,202	$2,945	$996

Liabilities
Bad Debt Reserve	$31	$10	$49	$40	$40	$20
ESR Fund	854		1,000		854
Asset Retirement Obligations		11,246		10,432		10,825
Deferred Investment Tax Credit	15	144	15	160	15	153

Regulatory Liabilities	$900	$11,400	$1,064	$10,632	$909	$10,998

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

Note 6. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed based on the weighted average number of common shares outstanding and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 63,000 and 58,000 for the three months ended March 31, 2004 and 2003, respectively, and 63,000 and 60,000 for the six months ended March 31, 2004 and 2003. These differences in equivalent shares are from outstanding stock options.

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

For the three months ended	Natural Gas	Natural Gas
March 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$38,466	$4,397	$1,043	$(1,061)	$42,845
Cost of Gas	18,696			(1,061)	17,635
Cost of Merchandise			616		616
Operations and Maintenance Expense	5,667	798	449		6,914
Depreciation Expense	1,828	606			2,434
Taxes, Other Than Income Taxes	2,577	202	18		2,797

Operating Income	9,698	2,791	(40)	—	12,449

Interest Income	3	10		(5)	8
Interest Expense	(803)	(1,126)	(68)	5	(1,992)
Allow. for Borrowed Funds Used During Construction	4				4
Less: Minority Interest	(44)	(155)			(199)

Income Before Income Taxes	$8,858	$1,520	$(108)		$10,270

For the three months ended	Natural Gas	Natural Gas
March 31, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$32,459	$3,186	$1,030	$(1,071)	$35,604
Cost of Gas	14,215			(1,059)	13,156
Cost of Merchandise & Jobbing			540		540
Operations and Maintenance Expense	5,632	607	378	(12)	6,605
Depreciation Expense	1,756	513			2,269
Taxes, Other Than Income Taxes	2,253	171	8		2,432

Operating Income	8,603	1,895	104	—	10,602

Interest Income	6	11	3		20
Interest Expense	(899)	(1,171)	(33)		(2,103)
Allow. for Borrowed Funds Used During Construction	11	584			595
Less: Minority Interest	(74)	(123)			(197)

Income Before Income Taxes	$7,647	$1,196	$74		$8,917

For the six months ended	Natural Gas	Natural Gas
March 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$66,486	$8,716	$2,471	$(2,111)	$75,562
Cost of Gas	31,873			(2,111)	29,762
Cost of Merchandise			1,350		1,350
Operations and Maintenance Expense	10,890	1,527	929		13,346
Depreciation Expense	3,656	1,212			4,868
Taxes, Other Than Income Taxes	4,613	400	37		5,050

Operating Income	15,454	5,577	155	—	21,186

Interest Income	5	19		(10)	14
Interest Expense	(1,633)	(2,265)	(134)	10	(4,022)
Allow. for Borrowed Funds Used During Construction	12				12
Less: Minority Interest	(87)	(308)			(395)

Income Before Income Taxes	$13,751	$3,023	$21		$16,795

For the six months ended	Natural Gas	Natural Gas
March 31, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$54,730	$6,216	$2,498	$(2,126)	$61,318
Cost of Gas	22,887			(2,104)	20,783
Cost of Merchandise & Jobbing			1,354		1,354
Operations and Maintenance Expense	10,714	1,071	825	(22)	12,588
Depreciation Expense	3,512	1,027			4,539
Taxes, Other Than Income Taxes	3,959	341	29		4,329

Operating Income	13,658	3,777	290	—	17,725

Interest Income	13	24	2		39
Interest Expense	(1,814)	(2,341)	(60)		(4,215)
Allow. for Borrowed Funds Used During Construction	18	1,148			1,166
Less: Minority Interest	(147)	(239)			(386)

Income Before Income Taxes	$11,728	$2,369	$232		$14,329

Note 8. Unearned Revenue

In November 2001, Bay Gas entered into an agreement which granted a customer a nineteen-month option to transport additional volumes in excess of the volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, which was fully amortized as of the end of May 2003.

Note 9. Contingencies

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

Note 10. Accounting Principles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. Management has determined that the Company has no material legal obligations for the retirement of its assets. However, the Company provides a provision, as part of its depreciation expense, for the ultimate cost of asset retirements and removal. Removal costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and therefore are accounted for under provision of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Upon adoption of SFAS No. 143 on October 1, 2002, the Company reclassified removal costs, previously recognized within accumulated depreciation, that do not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment.

Note 11. Subsequent Event

The Company maintains The Second Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (the Plan) which is a nonqualified deferred compensation plan available to each director of the Company who is not an employee of the Company. Under the Plan, the Company provides each such director with the opportunity to defer receipt of fees to be paid to such director as a member of the Board of Directors of the Company. A director who enrolls in the Plan may elect to have the deferred compensation credited in the form of phantom stock and any payments from the Plan to satisfy the deferred compensation obligations of such director will be made in shares of common stock. On April 1, 2004, the Company registered with the Securities and Exchange Commission a total of 60,000 shares of common stock of the Company to be reserved for issuance in satisfaction of the deferred compensation obligations.

The Company has established a non-qualified grantor trust (the Trust) to assist in meeting obligations under the Plan. On April 2, 2004, the Company issued 36,727 shares of common stock to fund the Trust. The assets held in the Trust are intended to be used to pay benefits payable under the Plan, but are subject to, among other things, the claims of general creditors of the Company.

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

Results Of Operations

Consolidated Earnings

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and six months ended March 31, 2004 increased $0.13 and $0.26, increases of 12% and 15%, respectively, as compared to the same prior year periods due to increased earnings from Mobile Gas’ natural gas distribution system and Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the unaudited Consolidated Financial Statements above.

Earnings from the Company’s natural gas distribution business increased $0.13 and $0.22, per share, respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods. Mobile Gas’ earnings were positively impacted by rate adjustments which became effective December 1, 2003 and 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below. Earnings were also positively impacted by an increase in temperature-sensitive customers’ gas consumption, when adjusted for weather, during the first and second quarters of fiscal year 2004 as compared to the same prior year periods. Increased margins during the current year three and six-month periods were partially offset by increased operating expenses.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.03 and $0.07, respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods. The positive earnings contributions are due primarily to increased storage revenues from its second storage cavern placed in service on April 1, 2003. Increased revenues were partially offset by additional operations and maintenance costs, depreciation expense and property taxes due to the completion of the second storage cavern.

Earnings from other business operations decreased $0.03 for each of the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to a decrease in the second quarter of fiscal year 2004 in interest income from financing activities and additional reserves for bad debt and slow-moving inventory.

Natural Gas Distribution

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow rate adjustments to pass through to customers the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company’s margins, which are defined as natural gas distribution revenues less the cost of gas and related taxes.

In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 million and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation.

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

Natural gas distribution revenues increased $6,007,000 (19%) and $11,756,000 (22%), respectively, during the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Revenues also increased during the current year periods as a result of the RSE rate adjustments which went into effect on December 1, 2003 and 2002. These increases in revenues were slightly offset by a 4% decline in volumes delivered to temperature-sensitive customers during the three and six-month periods due to temperatures that were 8% and 10%, respectively, warmer than the same periods last year and a slight decline in the number of temperature-sensitive customers served during the current year periods.

Revenues from the sale of natural gas to large commercial and industrial customers increased $366,000 (16%) and $469,000 (11%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to the increase in the price of natural gas and the RSE adjustments. The increases were partially offset by 10% and 19% declines, respectively, in volumes delivered to these customers due to higher natural gas prices and general economic conditions.

The cost of natural gas increased $4,481,000 (32%) and $8,986,000 (39%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to higher commodity gas prices. Natural gas distribution margins increased for the three and six-month periods ended March 31, 2004 primarily as a result of the RSE rate adjustments. Also, consumption by temperature-sensitive customers, when adjusted for weather, increased during the first two quarters of fiscal year 2004 compared to the same prior year periods. These increases in margin were partially offset by a slight decline in the number of temperature-sensitive customers served during the current year periods and the declines in volumes delivered to large commercial and industrial customers which are not subject to the temperature rate adjustment rider.

Revenues from transportation customers declined $97,000 (5%) and $175,000 (5%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods with a corresponding decline in volumes of 12% and 8%, respectively, due primarily to increased gas prices and general economic conditions. In addition to plant closings in recent years, a chemical company, which was a customer of Mobile Gas, ceased operations of its Mobile plant in June 2003 and some industrial plants have decreased production or switched to alternative fuels.

Operations and maintenance (O&M) expenses increased $35,000 (1%) and $176,000 (2%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods. On January 16, 2004, Mobile Gas eliminated sixteen positions, primarily in its marketing and operations divisions. Termination benefits were offered to those employees that included a lump sum payment based upon their years of service with Mobile Gas, outplacement services, one-on-one counseling and job search assistance. In accordance with Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Mobile Gas expensed $270,000 during the second quarter of fiscal year 2004 related to the special termination benefits.

O&M expenses for bad debt reserves increased $217,000 and $308,000, respectively, during the three and six- month periods ended March 31, 2004 as compared to the same prior year periods due to a rise in gas revenues associated with the increase in natural gas prices discussed above. In response to the corresponding increase in revenues, Mobile Gas has established additional reserves for anticipated uncollectible account balances for gas delivered during the current year winter heating season. Also contributing to the increase in O&M expenses for the three and six month periods were increases in each period in insurance and benefits expense.

Partially offsetting the increase in O&M expenses for the three and six month periods were reductions in promotional and advertising campaigns and non-routine maintenance expenses which occurred in the prior year three month period.

Depreciation expense increased $72,000 (4%) and $144,000 (4%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to Mobile Gas’ capital expansion projects and increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $324,000 (14%) and $654,000 (17%), respectively, for the three and six-month periods ended March 31, 2004 due primarily to the increased revenues discussed above.

Interest expense decreased $96,000 (11%) and $181,000 (10%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to a slight decline in short-term borrowing rates.

Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased $30,000 (41%) and $60,000 (41%), respectively, during the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to a decline in pretax earnings of the partnership.

Natural Gas Storage

The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only firm and interruptible services. On March 4, 2004 in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of rates for transportation-only service. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services.

The construction of natural gas-fired electric generation facilities in the Southeast has created opportunities to provide gas storage and transportation services. Construction of Phase I of

Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas has entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. Currently, the second storage cavern has a working capacity of 3.7 Bcf and will provide sufficient capacity to serve the new long-term contract with Southern as well as other customers. Continuing cavern development is planned to provide for an additional 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but are currently planned to hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue in fiscal 2004 without interruption of storage operations.

Bay Gas’ revenues increased $1,211,000 (38%) and $2,500,000 (40%), respectively, during the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due primarily to additional storage revenues associated with the commencement of operations of the second cavern and a new storage agreement which was signed during the first quarter of fiscal year 2004. Storage revenues were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for additional information pertaining to the option agreement.

Operations and maintenance (O&M) expenses increased $191,000 (31%) and $456,000 (43%), respectively, during the three and six-month periods ended March 31, 2004 as compared to the same prior year periods primarily due to a general increase in operating costs as a result of the expansion activities of Bay Gas.

Depreciation expense increased $93,000 (18%) and $185,000 (18%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due primarily to the second storage cavern which was placed in service in April 2003.

Other taxes consist primarily of property taxes and those taxes increased as a result of the commencement of operations of Bay Gas’ second storage cavern.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $584,000 and $1,148,000, respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to the completion of Bay Gas’ second storage cavern.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $32,000 (26%) and $69,000 (29%), respectively, during the three and six-

month periods ended March 31, 2004 as compared to the same prior year periods due to increased pretax earnings of the limited partnership.

Other

Through Mobile Gas and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, the Company provides merchandising, financing, and other energy-related services to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.

Income before income taxes from Other business activities decreased $182,000 and $211,000 for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods due to a decrease in interest income from financing activities and the establishment of additional reserves for slow-moving merchandise inventory and bad debt reserves associated with financing activities during the second quarter of fiscal year 2004.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $540,000 (16%) and $959,000 (18%), respectively, for the three and six-month periods ended March 31, 2004 as compared to the same prior year periods.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the unaudited Consolidated Statements of Cash Flows. Cash provided by operating activities increased $7.8 million during the six-month period ended March 31, 2004 as compared to the same period last year due primarily to collections of increased gas costs from customers. See the Natural Gas Distribution section for additional information regarding the pass-through to customers of the cost of gas.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the six months ended March 31, 2004 and 2003, the Company used cash of $4.1 million and $7.8 million, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Also included in the $4.0 million is Mobile Gas’ acquisition of a natural gas distribution system located in Mt. Vernon, Alabama located just north of its service territory and costs associated with the continuing expansion of Bay Gas’ second cavern.

Financing activities used cash of $7.5 and $5.0 million during the six months ended March 31, 2004 and 2003, respectively. The $2.5 million change in financing activities is due primarily to repayments of long-term debt, including an additional principal payment of $1.7 million allowed under Mobile Gas’ 7.27% Series First Mortgage Bond Agreement.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At March 31, 2004 the Company had $20.0 million available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2004:

Type of Contractual	Remaining Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Years 2009 and
Obligations (in thousands):	2004	2005	2006	2007	2008	thereafter
Long-Term Debt	$2,916	$6,248	$6,463	$6,769	$5,300	$66,160
Gas Supply Contracts	353	1,169	1,170	1,187	1,187	3,215

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004 the Company had approximately $93.9 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

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

On January 30, 2004, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended December 31, 2003 and declaration of a dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: May 17, 2004	/s/ John S.Davis John S. Davis President and Chief Executive Officer

Date: May 17, 2004	/s/ Charles P.Huffman Charles P. Huffman Senior Vice President and Chief Financial Officer