Form 10-Q
period 2004-06-30
ENERGYSOUTH INC
filed 2004-08-03
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Common stock ($.01 par value) outstanding at August 2, 2004 – 5,210,529 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

Page No.
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements:
(a) Unaudited Condensed Consolidated Balance Sheets June 30, 2004 and 2003 and September 30, 2003	3 - 4
(b) Unaudited Condensed Consolidated Statements of Income Three and Nine Months Ended June 30, 2004 and 2003	5
(c) Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2004 and 2003	6
(d) Notes to Unaudited Condensed Consolidated Financial Statements	7 - 17
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 24
Item 3 Quantitative and Qualitative Disclosures About Market Risk	27
Item 4 Controls and Procedures	27
PART II: OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K	28 - 32
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands	2004	2003	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$10,739	$5,766	$4,082
Receivables
Gas	7,671	7,422	6,652
Unbilled Revenue	1,630	1,540	1,335
Merchandise	2,281	2,455	2,313
Other	1,011	701	939
Allowance for Doubtful Accounts	(1,889)	(1,599)	(889)
Materials, Supplies, and Merchandise, Net (At Average Cost)	1,229	1,259	1,457
Gas Stored Underground (At Average Cost)	3,330	1,757	3,703
Regulatory Assets (Note 5)	2,895	2,051	2,945
Deferred Income Taxes	766	1,068	406
Prepayments	1,165	1,031	1,166

Total Current Assets	30,828	23,451	24,109

Property, Plant, and Equipment	272,625	263,116	267,047
Less: Accumulated Depreciation and Amortization	68,678	62,147	63,063

Property, Plant, and Equipment – Net	203,947	200,969	203,984
Construction Work in Progress	201	1,701	1,208

Total Property, Plant, and Equipment	204,148	202,670	205,192

Other Assets
Prepaid Pension Cost	1,068	712	856
Deferred Charges	560	494	569
Prepayments	972	1,029	1,015
Regulatory Assets (Note 5)	742	1,101	996
Merchandise Receivables Due After One Year	3,421	4,005	3,774

Total Other Assets	6,763	7,341	7,210

Total	$241,739	$233,462	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands, Except Share Data	2004	2003	2003
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt	$6,208	$4,668	$6,006
Notes Payable			250
Accounts Payable	5,224	4,674	6,389
Dividends Declared	1,562	1,454	1,463
Customer Deposits	1,469	1,417	1,469
Taxes Accrued	5,845	4,311	3,500
Interest Accrued	521	578	1,272
Regulatory Liabilities (Note 5)	895	1,061	909
Other	986	1,159	1,012

Total Current Liabilities	22,710	19,322	22,270

Other Liabilities
Accrued Postretirement Benefit Cost	337	474	415
Deferred Income Taxes	20,919	17,228	18,484
Deferred Investment Tax Credits	275	296	288
Regulatory Liabilities (Note 5)	11,603	10,816	10,998
Other	1,558	2,535	2,619

Total Other Liabilities	34,692	31,349	32,804

Total Liabilities	57,402	50,671	55,074

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding June 2004 - 5,207,000; June 2003 - 5,105,000; September 2003 - 5,133,000 Shares)	52	51	51
Capital in Excess of Par Value	25,844	22,761	23,490
Grantor Trust, at cost (37,113 shares at June 30, 2004) (Note 7)	(1,315)
Deferred Compensation Liability (Note 7)	1,315
Retained Earnings	68,368	61,360	61,114

Total Stockholders’ Equity	94,264	84,172	84,655
Minority Interest	4,592	4,000	4,142
Long-Term Debt	85,481	94,619	92,640

Total Capitalization	184,337	182,791	181,437

Total	$241,739	$233,462	$236,511

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
In Thousands, Except Per Share Data	2004	2003	2004	2003
Operating Revenues
Gas Revenues	$20,003	$19,605	$93,093	$78,415
Merchandise Sales	663	709	2,382	2,549
Other	330	269	1,083	930

Total Operating Revenues	20,996	20,583	96,558	81,894

Operating Expenses
Cost of Gas	6,098	5,855	35,859	26,632
Cost of Merchandise	522	586	1,872	1,940
Operations and Maintenance	6,040	6,414	19,386	19,002
Depreciation	2,439	2,291	7,308	6,855
Taxes, Other Than Income Taxes	1,694	1,601	6,744	5,929

Total Operating Expenses	16,793	16,747	71,169	60,358

Operating Income	4,203	3,836	25,389	21,536

Other Income and (Expense)
Interest Expense	(1,958)	(2,109)	(5,979)	(6,260)
Allowance for Borrowed Funds Used During Construction	4	14	16	1,142
Interest Income	21	18	35	56
Minority Interest	(188)	(177)	(583)	(563)

Total Other Income (Expense)	(2,121)	(2,254)	(6,511)	(5,625)

Income Before Income Taxes	2,082	1,582	18,878	15,911
Income Taxes	784	596	7,139	5,992

Net Income	$1,298	$986	$11,739	$9,919

Earnings Per Share
Basic	$0.25	$0.19	$2.27	$1.96

Diluted	$0.25	$0.19	$2.25	$1.94

Average Common Shares Outstanding
Basic	5,202	5,080	5,163	5,058
Diluted	5,264	5,133	5,225	5,116

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
EnergySouth, Inc.	Ended June 30,
In Thousands	2004	2003
Cash Flows from Operating Activities
Net Income	$11,739	$9,919
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	7,596	7,141
Provision for Losses on Receivables and Inventory	1,096	575
Provision for Deferred Income Taxes	2,123	3,538
Minority Interest	583	563
Changes in Operating Assets and Liabilities:
Receivables	(1,046)	(2,502)
Inventory	549	1,633
Payables	528	(1,292)
Deferred Purchased Gas Adjustment	(4)	(4,822)
Other	312	(1,603)

Net Cash Provided by Operating Activities	23,476	13,150

Cash Flows from Investing Activities
Capital Expenditures	(5,862)	(11,251)

Net Cash Used in Investing Activities	(5,862)	(11,251)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(6,956)	(3,267)
Changes in Short-Term Borrowings	(250)
Payment of Dividends	(4,485)	(4,185)
Dividend Reinvestment	274	264
Exercise of Stock Options	592	701
Partnership Distributions to Minority Interest Holders	(132)	(208)

Net Cash Used in Financing Activities	(10,957)	(6,695)

Net Increase (Decrease) in Cash and Cash Equivalents	6,657	(4,796)
Cash and Cash Equivalents at Beginning of Period	4,082	10,562

Cash and Cash Equivalents at End of Period	$10,739	$5,766

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

Due to the high percentage of customers using gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three and nine-month periods ended June 30, 2004 and 2003 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended June 30, 2004 and 2003:

	Twelve Months
EnergySouth, Inc.	Ended June 30,
In Thousands, Except Per Share Data	2004	2003
Operating Revenues	$114,273	$96,506
Cost of Gas	40,080	28,769
Cost of Merchandise	2,403	2,815
Operations and Maintenance Expense	24,811	24,386
Depreciation Expense	9,401	8,736
Taxes, Other Than Income Taxes	8,092	7,112

Operating Income	29,486	24,688

Interest Income (Expense) – Net	(7,976)	(8,242)
Allowance for Borrowed Funds Used During Construction	68	1,695
Less: Minority Interest	(773)	(770)

Income Before Income Taxes	$20,805	$17,371

Income Taxes	7,850	6,577
Net Income	$12,955	$10,794

Earnings Per Share
Basic	$2.51	$2.14

Diluted	$2.48	$2.11

Average Common Shares Outstanding
Basic	5,153	5,048

Diluted	5,215	5,108

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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,
In Thousands, Except per Share Data	2004	2003	2004	2003
Net Income, as reported	$1,298	$986	$11,739	$9,919
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	47	42	134	117

Pro forma net income	$1,251	$944	$11,605	$9,802

Earnings per share:
Basic – as reported	$0.25	$0.19	$2.27	$1.96

Basic – pro forma	$0.24	$0.19	$2.25	$1.94

Diluted – as reported	$0.25	$0.19	$2.25	$1.94

Diluted – pro forma	$0.24	$0.18	$2.22	$1.92

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

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. In accordance with SFAS 132R, net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended June 30, (in thousands)	2004	2003	2004	2003
Service cost	$214	$173	$29	$25
Interest cost	391	382	62	64
Amortization of transition asset	(32)	(46)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of unrecognized gain/(loss)	(32)	(89)	3	2
Expected return on plan assets	(645)	(578)	(71)	(53)

Net periodic benefit cost (credit)	$(80)	$(134)	$12	$27

	Pension		Postretirement
	Benefits		Benefits
For the nine months ended June 30, (in thousands)	2004	2003	2004	2003
Service cost	$643	$518	$88	$75
Interest cost	1,172	1,145	187	191
Amortization of transition asset	(96)	(137)
Amortization of prior service cost	71	71	(33)	(33)
Amortization of unrecognized (gain)/loss	(96)	(266)	9	5
Expected return on plan assets	(1,934)	(1,733)	(212)	(158)

Net periodic benefit cost (credit)	$(240)	$(402)	$39	$80

For fiscal year 2004, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.

Note 5. Rates and Regulatory Matters

On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. RSE is a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 million and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC has conducted reviews using fiscal year-to-date performance through January and through April plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No reduction in rates has been made based on these reviews. For the twelve months ended June 30, 2004, Mobile Gas’ return on equity as would be calculated for RSE purposes was 14.56% on average equity of $61,625,000. Financial results in the fourth quarter may lower this return on equity for the fiscal year to within the allowed range under RSE. Should Mobile Gas complete the fiscal year with a return on equity above the allowed range, however, an adjustment will be made to current fiscal year earnings such that the return on average equity as calculated for RSE purposes will equal 13.6%, the midpoint of the allowed range, and a payable reflected for the amount owed to customers. A reduction in rates would be made in the next fiscal year. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate year ended September 30, 2003; therefore, no adjustments were required.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC provides for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved; however, no such accruals have been made during the three and nine-month periods ended June 30, 2004. The ESR balance of $854,000 at June 30, 2004 is included in the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.

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

	June 30, 2004		June 30, 2003		September 30, 2003
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Assets
Property, Plant, and Equipment	$32		$85	$32	$85	$10
Deferred Purchase Gas Adjustment	2,537		1,640		2,533
ESR Fund	167	542	167	708	167	666
Bad Debt Reserve	133	166	133	299	133	265
Other	26	34	26	62	27	55

Regulatory Assets	$2,895	$742	$2,051	$1,101	$2,945	$996

Liabilities
Bad Debt Reserve	$25	$5	$45	$30	$40	$20
ESR Fund	854		1,000		854
Asset Retirement Obligations		11,457		10,630		10,825
Deferred Investment Tax Credit	16	141	16	156	15	153

Regulatory Liabilities	$895	$11,603	$1,061	$10,816	$909	$10,998

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

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 62,000 and 53,000 for the three months ended June 30, 2004 and 2003, respectively, and 62,000 and 58,000 for the nine months ended June 30, 2004 and 2003. These differences in equivalent shares are from outstanding stock options.

Note 7. Deferred Compensation

The Company maintains The Second Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (the Plan) which is a nonqualified deferred compensation plan available to each director of the Company who is not an employee of the Company. Under the Plan, the Company provides each such director with the opportunity to defer receipt of fees to be paid to such director as a member of the Board of Directors of the Company. A director who enrolls in the Plan may elect to have the deferred compensation credited in the form of phantom stock and any payments from the Plan to satisfy the deferred compensation obligations of such director will be made in shares of common stock. On April 1, 2004, the Company established a non-qualified grantor trust (the Trust) to assist in meeting obligations under the Plan. The assets held in the Trust are intended to be used to pay benefits payable under the Plan, but are subject to, among other things, the claims of general creditors of the Company.

A total of 60,000 shares of common stock of the Company have been reserved for issuance in satisfaction of the deferred compensation obligations. As of June 30, 2004, approximately 37,000 shares of common stock of the Company have been issued and are held by the Trust.

Note 8. Segment Information

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

For the three months ended	Natural Gas	Natural Gas
June 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$16,667	$4,372	$993	$(1,036)	$20,996
Cost of Gas	7,134			(1,036)	6,098
Cost of Merchandise			522		522
Operations and Maintenance Expense	4,982	695	363		6,040
Depreciation Expense	1,828	611			2,439
Taxes, Other Than Income Taxes	1,436	246	12		1,694

Operating Income	1,287	2,820	96	—	4,203

Interest Income	10	11			21
Interest Expense	(825)	(1,114)	(19)		(1,958)
Allow. for Borrowed Funds Used During Construction	4				4
Less: Minority Interest	(29)	(159)			(188)

Income Before Income Taxes	$447	$1,558	$77		$2,082

For the three months ended	Natural Gas	Natural Gas
June 30, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$16,461	$4,181	$978	$(1,037)	$20,583
Cost of Gas	6,888			(1,033)	5,855
Cost of Merchandise & Jobbing			586		586
Operations and Maintenance Expense	5,275	817	326	(4)	6,414
Depreciation Expense	1,756	535			2,291
Taxes, Other Than Income Taxes	1,420	171	10		1,601

Operating Income	1,122	2,658	56	—	3,836

Interest Income	8	10			18
Interest Expense	(838)	(1,185)	(86)		(2,109)
Allow. for Borrowed Funds Used During Construction	14				14
Less: Minority Interest	(42)	(135)			(177)

Income Before Income Taxes	$264	$1,348	$(30)		$1,582

For the nine months ended	Natural Gas	Natural Gas
June 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$83,153	$13,087	$3,465	$(3,147)	$96,558
Cost of Gas	39,006			(3,147)	35,859
Cost of Merchandise			1,872		1,872
Operations and Maintenance Expense	15,871	2,223	1,292		19,386
Depreciation Expense	5,484	1,824			7,308
Taxes, Other Than Income Taxes	6,049	646	49		6,744

Operating Income	16,743	8,394	252	—	25,389

Interest Income	14	30		(9)	35
Interest Expense	(2,457)	(3,378)	(153)	9	(5,979)
Allow. for Borrowed Funds Used During Construction	16				16
Less: Minority Interest	(117)	(466)			(583)

Income Before Income Taxes	$14,199	$4,580	$99		$18,878

For the nine months ended	Natural Gas	Natural Gas
June 30, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$71,191	$10,397	$3,475	$(3,169)	$81,894
Cost of Gas	29,775			(3,143)	26,632
Cost of Merchandise & Jobbing			1,940		1,940
Operations and Maintenance Expense	15,989	1,888	1,151	(26)	19,002
Depreciation Expense	5,268	1,587			6,855
Taxes, Other Than Income Taxes	5,379	512	38		5,929

Operating Income	14,780	6,410	346	—	21,536

Interest Income	20	38	(2)		56
Interest Expense	(2,651)	(3,467)	(142)		(6,260)
Allow. for Borrowed Funds Used During Construction	32	1,110			1,142
Less: Minority Interest	(189)	(374)			(563)

Income Before Income Taxes	$11,992	$3,717	$202		$15,911

Note 9. Unearned Revenue

In November 2001, Bay Gas entered into an agreement which granted a customer a nineteen-month option to transport additional volumes in excess of the volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement, which was fully amortized as of the end of May 2003.

Note 10. Contingencies

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

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. In 2000, the Company commenced discussions with the City of Mobile regarding the possible development of the property as a city park. As part of this process, the Alabama Department of Environmental Management (“ADEM”) is conducting a “Brownfields” evaluation of the property. Testing of the site has been completed by ADEM; however, the Company is unable to predict when ADEM’s final report will be available. Preliminary data received from ADEM has been reviewed by the Company’s environmental consultants. Based on information received to date, the Company does not believe that the site currently poses any threat to human health or the environment. At this time, the Company continues to believe that material remediation costs are unlikely and has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation, with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Note 11. New Accounting Pronouncements

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2) which provides guidance on the accounting and disclosures related to the subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage. The Company does not provide health insurance coverage to retirees past 65 years of age, therefore, FAS 106-2 will not have an impact on the Company’s financial statements.

Note 12. Subsequent Event

On July 30, 2004, the Board of Directors of EnergySouth declared a three-for-two split of outstanding common stock whereby one additional share will be issued for each two shares held as of the record date of August 16, 2004. Common stock will begin trading on the post split basis on September 2, 2004. The new shares will be issued to shareholders on September 1, 2004 with cash to be paid in lieu of fractional shares resulting from the split.

Pro-forma earnings per share data for the periods ended June 30, 2004 as reported in this Form 10-Q, and adjusted for the common stock split, is as follows:

	Three Months		Nine Months		Twelve Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,		Ended June 30,
In Thousands, Except per Share Data	2004	2003	2004	2003	2004	2003
Net Income	$1,298	$986	$11,739	$9,919	$12,955	$10,794
Earnings Per Share
Basic	$0.17	$0.13	$1.52	$1.31	$1.68	$1.43
Diluted	$0.16	$0.13	$1.50	$1.29	$1.66	$1.41
Average Common Shares Outstanding
Basic	7,803	7,620	7,745	7,587	7,730	7,572
Diluted	7,895	7,700	7,838	7,674	7,823	7,662

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

Results Of Operations

Consolidated Earnings

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and nine months ended June 30, 2004 increased $0.06 and $0.31, increases of 32% and 16%, respectively, as compared to the same prior year periods due primarily to increased earnings from Mobile Gas’ natural gas distribution system and Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 8 to the unaudited Consolidated Financial Statements above.

Earnings from the Company’s natural gas distribution business increased $0.02 and $0.23, per share, respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods. Mobile Gas’ earnings were positively impacted by rate adjustments which became effective December 1, 2003 and 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below. Earnings were also positively impacted by an increase in temperature-sensitive customers’ gas consumption, when adjusted for weather, during the first and second quarters of fiscal year 2004 as compared to the same prior year periods and a decrease in O&M expenses during the three and nine-month periods.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.02 and $0.09, respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods. The positive earnings contributions are due primarily to increased storage revenues from its second storage cavern placed in service on April 1, 2003. Increased revenues for the nine-month period ended June 30, 2004 were partially offset by additional operations and maintenance costs, depreciation expense and property taxes due to the completion of the second storage cavern.

Earnings from other business operations increased $0.02 for the three-month period ended June 30, 2004 as compared to the same prior year period due to additional costs recognized in the same prior year period to establish reserves for slow-moving merchandise inventory and a reduction in current year interest expense. Earnings from other business operations for the nine-month period ended June 30, 2004 decreased $0.01 as compared to the same prior year period due to a decrease in interest income from financing activities and additional reserves for bad debts.

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

In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 million and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC has conducted reviews using fiscal year-to-date performance through January and through April plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No reduction in rates has been made based on these reviews. For the twelve months ended June 30, 2004, Mobile Gas’ return on equity as would be calculated for RSE purposes was 14.56% on average equity of $61,625,000. Financial results in the fourth quarter may lower this return on equity for the fiscal year to within the allowed range under RSE. Should Mobile Gas complete the fiscal year with a return on equity above the allowed range, however, an adjustment will be made to current fiscal year earnings such that the return on average equity as calculated for RSE purposes will equal 13.6%, the midpoint of the allowed range, and a payable reflected for the amount owed to customers. A reduction in rates would be made in the next fiscal year. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Natural gas distribution revenues increased $206,000 (1%) and $11,962,000 (17%), respectively, during the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Revenues also increased during the current year periods as a result of the RSE rate adjustments which went into effect on December 1, 2003 and 2002. The increase in revenues during the nine-month period was slightly offset by a 4% decline in volumes delivered to temperature-sensitive customers due to temperatures that were 9% warmer than the same period last year and a slight decline in the number of temperature-sensitive customers served during the current year period.

Revenues from the sale of natural gas to large commercial and industrial customers decreased $221,000 (10%) for the three-month period ended June 30, 2004 primarily due to an 18% decline in volumes delivered to these customers in the current year period which more than offset the higher natural gas prices and RSE adjustments. Revenues from the sale of natural gas to large commercial and industrial customers for the nine-month period ended June 30, 2004 increased $247,000 (4%) due to the increase in the price of natural gas and the RSE adjustments.

The cost of natural gas increased $246,000 (4%) and $9,231,000 (31%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to higher commodity gas prices. Natural gas distribution margins were flat for the three-month period ended June 30, 2004. Margins increased 6% for the nine-month period ended June 30, 2004 primarily as a result of the RSE rate adjustments. Also, consumption by temperature-sensitive customers, when adjusted for weather, increased during the current year heating season as compared to the prior year heating season. The increase in margin for the nine-month period was partially offset by a slight decline in the number of temperature-sensitive customers served during the current year period and the declines in volumes delivered to large commercial and industrial customers which are not subject to the temperature rate adjustment rider.

Revenues from transportation customers declined $92,000 (5%) and $265,000 (5%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods with a corresponding decline in volumes of 11% and 10%, respectively, due primarily to increased gas prices and general economic conditions. In addition to plant closings in recent years, a chemical company, which was a customer of Mobile Gas, ceased operations of its Mobile plant in June 2003 and some industrial plants have decreased production or switched to alternative fuels.

Operations and maintenance (O&M) expenses decreased $293,000 (6%) and $118,000

(1%), respectively, for the three and nine-month periods ended June 30, 2004 due in part to reductions in promotional and advertising campaigns. Also contributing to the decrease in O&M expenses for the three-month period was a decrease in payroll costs and associated benefits related to the elimination of sixteen positions during the second quarter of 2004. In accordance with Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Mobile Gas expensed $270,000 during the second quarter of fiscal year 2004 related to the special termination benefits. The savings realized in the nine-month period were partially offset by the recognition of the additional expense.

Also partially offsetting the decreases in other O&M expenses for the three and nine-month periods was an increase in bad debt reserves. O&M expenses for bad debt reserves increased $74,000 and $382,000, respectively, during the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to a rise in gas revenues associated with the increase in natural gas prices discussed above. In response to the corresponding increase in revenues, Mobile Gas has established additional reserves for anticipated uncollectible account balances for gas delivered during the current year winter heating season.

Depreciation expense increased $72,000 (4%) and $216,000 (4%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to Mobile Gas’ capital expansion projects and increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $16,000 (1%) and $670,000 (12%), respectively, for the three and nine-month periods ended June 30, 2004 due primarily to the increased revenues discussed above.

Interest expense decreased $13,000 (2%) and $194,000 (7%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to principal payments on long-term debt.

Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased $13,000 (31%) and $72,000 (38%), respectively, during the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to a decline in pretax earnings of the partnership.

Natural Gas Storage

The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only firm and interruptible services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004 in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of rates for transportation-only service.

The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for a substantial portion of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second salt-dome storage cavern has a working capacity of 3.7 Bcf. Continuing cavern development is planned to provide for an additional 1.0 Bcf of working gas capacity. Together, the two caverns at Bay Gas hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but are currently planned to hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue through fiscal 2006 without interruption of storage operations.

With the current working capacity of both caverns fully subscribed, Bay Gas recently began a process that could lead to additional cavern development. As a first step, Bay Gas has concluded a non-binding “open season” to assess interest for up to a 5Bcf of additional working capacity. Bay Gas is currently following up with the respondents in an effort to secure agreements for firm storage services. Bay Gas plans to move forward with development of a third storage cavern subject to its ability to execute sufficient firm storage agreements with the interested parties.

Bay Gas’ revenues increased $191,000 (5%) and $2,690,000 (26%), respectively, during the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due primarily to additional storage revenues associated with the commencement of operations of the second cavern and a new storage agreement which was signed during the first quarter of fiscal year 2004. Storage revenues were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information pertaining to the option agreement.

Operations and maintenance (O&M) expenses decreased $122,000 (15%) during the three-month period ended June 30, 2004 and increased $335,000 (18%) during the nine-month period ended June 30, 2004 as compared to the same prior year periods. The decrease during the three-month period ended June 30, 2004 is due primarily to non-routine non-recurring operational expenses which occurred in the third quarter of 2003 in connection with the start-up of the second cavern. The increase in O&M expenses during the nine-month period ended June 30, 2004 is primarily due to a general increase in operating costs as a result of the expansion activities of Bay Gas.

Depreciation expense increased $76,000 (14%) and $237,000 (15%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due primarily to the second storage cavern which was placed in service in April 2003.

Other taxes consist primarily of property taxes and those taxes increased as a result of the commencement of operations of Bay Gas’ second storage cavern.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $1,110,000 for the nine-month period ended June 30, 2004 as compared to the same prior year period due to the completion of Bay Gas’ second storage cavern.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $24,000 (18%) and $92,000 (25%), respectively, during the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods due to increased pretax earnings of the limited partnership.

Other

Through Mobile Gas and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, the Company provides merchandising, financing, and other energy-related services to comprise the Other category. See Note 8 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.

Income before income taxes from Other business activities increased for the three-month period ended June 30, 2004 as compared to the same prior year period as a result of a reduction in current year interest expense and additional costs recognized in the same prior year period to establish reserves for slow-moving merchandise inventory. For the nine-month period ended June 30, 2004, income before income taxes from Other business activities decreased due primarily to the establishment of additional bad debt reserves associated with financing activities.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $188,000 (32%) and $1,147,000 (19%), respectively, for the three and nine-month periods ended June 30, 2004 as compared to the same prior year periods.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $10.3 million during the nine-month period ended June 30, 2004 as compared to the same period last year due primarily to collections of increased gas costs from customers, an increase in net income, and an increase in payables. See the Natural Gas Distribution section for additional information regarding the pass-through to customers of the cost of gas.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the nine months ended June 30, 2004 and 2003, the Company used cash of $5.9 million and $11.3 million, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements.

Financing activities used cash of $11.0 and $6.7 million during the nine months ended June 30, 2004 and 2003, respectively. The $4.3 million change in financing activities is due primarily to repayments of long-term debt, including an additional principal payment of $1.7 million on Mobile Gas’ 7.27% Bonds.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At June 30, 2004 the Company had $20.0 million available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Under its gas supply strategy, Mobile Gas enters into forward purchases of natural gas to lock in prices for a majority of its expected gas sales for the upcoming winter heating season. See “Gas Supply” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2003 for further information.

The table below summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2004:

	Remaining					Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2004	2005	2006	2007	2008	thereafter
Long-Term Debt	$749	$6,248	$6,463	$6,769	$5,300	$66,160
Interest Payments	1,283	7,253	6,750	6,289	5,867	32,394
Gas Supply Contracts	3,424	15,880	1,170	1,187	1,187	3,215

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004 the Company had approximately $91.7 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

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

On May 4, 2004, EnergySouth, Inc. filed its current report on Form 8-K reporting earnings for the quarter ended March 31, 2004 and declaration of a dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.
(Registrant)

Date: August 3, 2004	/s/ John S. Davis

John S. Davis
President and Chief Executive Officer

Date: August 3, 2004	/s/ Charles P. Huffman

Charles P. Huffman
Senior Vice President and Chief Financial Officer