Form 10-K
period 2004-09-30
ENERGYSOUTH INC
filed 2004-12-14
CIK 1051286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____ to ____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of Common Stock (the only outstanding class of voting or non-voting common equity), Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low closing price as reported by NASDAQ) on March 31, 2004 was approximately $179,646,383.

As of December 3, 2004, there were 7,835,006 shares of Common Stock, Par Value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed on or about December 17, 2004 for the Annual Meeting of Stockholders on January 28, 2005 are incorporated by reference into Part III.

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

     Mobile Gas was incorporated under the laws of the State of Alabama in 1933. Mobile Gas is engaged in the purchase, distribution, sale and transportation of natural gas to approximately 98,000 residential, commercial and industrial customers in Southwest Alabama, including the City of Mobile. Mobile Gas’ service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

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

     MGS Marketing Services, Inc. (“Marketing”) was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas. During fiscal year 2003, as existing contracts for marketing services expired, such contracts were not renewed by Marketing. As of September 30, 2003 and 2004, the Company was not actively engaged in activities previously provided by Marketing.

     In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.

     MGS Storage Services, Inc. (“Storage”) was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2004 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. (“Bay Gas”), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation (“Olin”). Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

Business Segments

          The Company’s operations are classified into the following business segments:

•	Natural Gas Distribution – The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.

•	Natural Gas Storage – The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. The storage operations are located in Southwest Alabama.

•	Other – Includes merchandising, financing, and other energy-related services which are provided through Mobile Gas, and Services, respectively, and are aggregated with the corporate operations of EnergySouth, the holding company.

          For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2004, 2003, and 2002, see Note 10 to the Consolidated Financial Statements.

Customers

          Of the approximately 98,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2004, approximately 58% of the Company’s gas revenues were derived from residential sales, 15% from small commercial and industrial sales, 8% from large commercial and industrial sales, 9% from transportation services, and 10% from storage and miscellaneous services. Residential sales in fiscal 2004 accounted for approximately 6% of the total volume of gas delivered to the Company’s customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 91%, respectively. The ten largest customers of the Company accounted for approximately 23% of the Company’s gross margin in fiscal 2004, with the largest accounting for approximately 9%. (Gross margin refers to Gas Revenue less Cost of Gas, as shown on the Consolidated Statements of Income on page F-3.) For further information with respect to revenues from and deliveries to the various categories of the Company’s customers, see Item 6, “Selected Financial Data” below. Gross margins by business segment are shown in Note 10 of the Notes to the Consolidated Financial Statements on page F-26.

          EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the Central Gulf Coast and the developing gas-fired electric generation markets in the lower Southeast region of the United States. Mobile Gas provides transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities. During fiscal 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During fiscal 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas constructed a second underground storage cavern as discussed in “Gas Storage” below. While there are no current reported plans for additional gas-fired electric generation facilities in the Company’s immediate service area, industry projections indicate Florida utilities plan to add gas fueled power generation in the next decade. Management believes that Bay Gas, with the possible construction of additional caverns, is well positioned to serve the storage needs of that market. During fiscal 2004, Bay Gas concluded a non-binding “open season” to assess interest for up to 5.0 Bcf of additional working gas capacity. Bay Gas is currently following up with the respondents in an effort to secure agreements for firm storage services. There can be no assurances that additional caverns will be constructed.

Gas Supply

     The Company is directly connected to four natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with two of these producers. For the fiscal year ended September 30, 2004, the Company obtained approximately 54% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

     Mobile Gas has a current peak day firm requirement of 117,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also had firm supply contracts with gas suppliers for peak day needs of 13,000 MMBtu/day through October 31, 2004. The Company has contracted for firm transportation and storage service (“No-Notice Service”) for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011. Gas supply for “No-Notice Service” is met through a contract with BP Energy Company through March 31, 2005. The Company also has firm supply contracts with Coral Energy for varying monthly quantities through March 31, 2005 through the direct connection with the Shell Yellowhammer processing plant.

Gas Storage

     Construction of Bay Gas’ first storage cavern and facilities was completed in 1994. At September 30, 2004, the cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately .9 million MMBtu of the gas injected into the storage cavern, called “base gas,” remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.3 million MMBtu, represents working storage capacity. In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of .8 million MMBtu of working storage capacity of the first cavern for an initial period of 20 years.

     The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but the two existing storage caverns are currently planned to ultimately hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional development of the existing storage caverns is currently projected to continue through fiscal 2007 without interruption of storage operations. Bay Gas has pipeline interconnects with Florida Gas Transmission Company and Gulf South which provide access to interstate markets.

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

     On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (“RSE”) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter, unless modified or discontinued by APSC order. Under RSE, the APSC conducts quarterly reviews to determine, based on Mobile Gas’ projections and fiscal year-to-date performance, whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85%. Reductions in rates can be made quarterly to bring the projected return within allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (“O&M”) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. A rate adjustment designed to increase annual revenues by $2.2 million became effective December 1, 2002 under RSE. Effective December 1, 2003, rates were adjusted under RSE which were designed to increase annual revenues by $2.8 million, resulting in a return on equity that exceeded the allowed range in fiscal 2004. An adjustment of $343,000 was made to fiscal year 2004 earnings such that the return on equity as calculated for RSE purposes equals 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflects the amount owed to customers. A corresponding reduction in rates will be made in fiscal year 2005.

     In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (“ESR”), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates beginning October 1, 2002. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR related to revenue losses from a certain large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved; however, no such accruals have been made during the year ended September 30, 2004..

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

     Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas’ intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Bay Gas provides substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004, in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of new rates for transportation-only service.

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

     Based on recent plans for the Company’s former gas plant site, the Alabama Department of Environmental Management (“ADEM”) is conducting a “Brownfields” evaluation of the property. Testing of the site has been completed by ADEM; however, the Company is unable to predict when ADEM’s final report will be available. The Company engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company has recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The APSC has concurred with this treatment. However, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, the Company would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

Employees

     Mobile Gas employed 255 full-time employees as of September 30, 2004. Of these, approximately 37% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2004 Bay Gas employed 10 full-time employees. The Company believes that it enjoys generally good labor relations.

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

     The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located in Alabama’s Monroe and Escambia Counties. Bay Gas’ transmission plant consists of pipelines totaling approximately 51 miles and related surface equipment which are located in Alabama’s Mobile and Washington Counties. The transmission plants are located on easements or rights-of-way.

     The storage plant, consisting of two underground caverns for the storage of natural gas and related pipelines and surface facilities, is located primarily in Washington County, Alabama. The storage facilities are constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company’s option for an additional term of 20 years.

     Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2004.

Item 3. Legal Proceedings.

     The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

Item 4a. Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

     Information relating to executive officers who are also directors is included under the caption “Election of Directors” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

     The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company for terms expiring in January 2005.

Business Experience
Name, Age, and Position	During Past 5 Years
W. G. Coffeen, III, 58 Senior Vice President of Corporate Development – EnergySouth, Inc.	Appointed in December 2000; Previously: Senior Vice President of Operations and Marketing - EnergySouth, Inc. (2000 - 2004); Vice President of Corporate Development and Planning - EnergySouth, Inc. (1998 -2000)

Senior Vice President of Corporate Development	Appointed in December 2000;

Business Experience
Name, Age, and Position	During Past 5 Years
– Mobile Gas Service Corporation; Director and President – EnergySouth Services, Inc.; Director and President – MGS Marketing Services, Inc.	Previously: Senior Vice President of Operations and Marketing - Mobile Gas Service Corporation (2000 - 2004); Vice President of Corporate Development and Planning - Mobile Gas Service Corporation (1998 -2000); Vice President - MGS Marketing Services, Inc.; Vice President - MGS Storage Services, Inc. (1998 - 2000)

Charles P. Huffman, 51 Senior Vice President and Chief Financial Officer - EnergySouth, Inc.	Appointed in December 2000; Previously: Vice President, Chief Financial Officer, and Treasurer - EnergySouth, Inc. (1998 - 2001)

Senior Vice President and Chief Financial Officer
- Mobile Gas Service Corporation; Vice President and Chief Financial Officer - EnergySouth Services, Inc.; Director, Vice President and Chief Financial Officer - MGS Marketing Services, Inc.; Director, Vice President and Chief Financial Officer - MGS Storage Services, Inc.
Appointed in December 2000; Previously: Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary - Mobile Gas Service Corporation; Vice President/Treasurer - EnergySouth Services, Inc.; Director/Vice President/Treasurer - MGS Storage Services, Inc.; Director/Vice President/Treasurer - MGS Marketing Services, Inc. (1998 - 2001)

G. Edgar Downing, Jr., 48 * Vice President, Secretary and General Counsel - EnergySouth, Inc.;	Appointed in 1998

Secretary, General Counsel and Vice President of Administration - Mobile Gas Service Corporation; Director, Vice President and Secretary - EnergySouth Services, Inc,; Director, Vice President and Secretary - EnergySouth Services, Inc.; Vice President and Secretary - MGS Marketing Services, Inc.; Director, Vice President and Secretary - MGS Storage Services, Inc.
Appointed in 1998; Previously: Vice President, Secretary and General Counsel - Mobile Gas Service Corporation (1994 - 1998)

Business Experience
Name, Age, and Position	During Past 5 Years
Susan P. Stringer, 43 Vice President and Controller - EnergySouth, Inc.	Appointed in December 2000

Vice President and Controller - Mobile Gas Service Corporation	Appointed in December 2000; Previously: Director - Financial Reporting - Mobile Gas Service Corporation (2000); Manager - Financial Reporting - Mobile Gas Service Corporation (1999 - 2000); Accounting Manager - Mobile Gas Service Corporation (1998 - 1999);

LaBarron N. McClendon, 40 Vice President Human Resources - EnergySouth, Inc.	Appointed in December 2001

Vice President Human Resources - Mobile Gas Service Corporation	Appointed December 2001; Previously: Director Human Resources - Mobile Gas Service Corporation (1999 - 2001); Manager Human Resources - Mobile Gas Service Corporation (1998 - 1999);

Daniel T. Ford, 39 Treasurer - EnergySouth, Inc.	Appointed in June 2002

Treasurer - Mobile Gas Service Corporation;	Appointed June 2002; Previously:
Treasurer - EnergySouth Services, Inc.; Treasurer - MGS Marketing Services, Inc.; Treasurer - MGS Storage Services, Inc.	Director Rates and Analysis - Mobile Gas Service Corporation (2000 - 2002); Manager Rates and Analysis - Mobile Gas Service Corporation (1997 - 2000)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

PART II

Item 5. Market for the Registrant’s Common Stock Equity and Related Stockholder Matters.

     The Registrant’s Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol “ENSI”. As of December 3, 2004 there were 1,334 holders of record of the Company’s Common Stock. Information regarding Common Stock dividends and the bid price range, as adjusted for the three-for-two stock split effective September 2, 2004, for Common Stock during the periods indicated is as follows:

	Per Share
	Dividends Declared		Closing Price Range
Fiscal Year
Quarter Ended	2004	2003	2004		2003
			High	Low	High	Low
December 31	$.190	$.180	$23.680	$20.850	$19.326	$16.187
March 31.190		.180	23.900	21.750	19.000	16.840
June 30.200		.190	26.490	22.580	21.633	17.327
September 30.200		.190	28.750	25.490	22.640	20.373

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

Item 6 - EnergySouth, Inc. - Selected Financial Data

FINANCIAL SUMMARY

Years Ended September 30,	2004	2003	2002
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues	$111,488	$95,150	$81,560
Merchandise Sales	3,029	3,259	3,499
Other	1,455	1,206	1,360

Total Operating Revenues	$115,972	$99,615	$86,419

Income Before Cumulative Effect of Changes in Accounting Principles	$12,568	$11,135	$10,231
Cumulative Effect of Changes in Accounting Principles

Net Income	$12,568	$11,135	$10,231

Preferred Stock Dividends
Earnings Applicable to Common Stock	$12,568	$11,135	$10,231
Cash Dividends Per Share of Common Stock (1)	$0.78	$0.74	$0.71

Basic Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.62	$1.47	$1.37
Net Income (1)	$1.62	$1.47	$1.37

Diluted Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.60	$1.45	$1.35
Net Income (1)	$1.60	$1.45	$1.35

Average Common Shares Outstanding (1):
Basic (1)	7,764	7,599	7,451
Diluted (1)	7,860	7,686	7,569

Total Assets	$242,454	$236,888	$232,213
Long-Term Debt	$84,692	$92,640	$98,645

STATISTICAL
Gas Revenue (in thousands):
Sales:
Residential	$64,283	$54,470	$47,839
Commercial and Industrial - Small	17,100	13,795	11,105
Commercial and Industrial - Large	8,696	8,101	6,436
Transportation	9,799	10,405	10,834
Storage (other than intercompany)	10,805	7,401	4,383
Other	805	978	963

Total	$111,488	$95,150	$81,560

Delivery to Customers (in thousand therms):
Gas Sales:
Residential	42,546	44,617	42,651
Commercial and Industrial - Small	13,709	13,664	12,717
Commercial and Industrial - Large	8,943	10,463	10,679
Transportation	695,561	759,936	947,515

Total	760,759	828,680	1,013,562

Customers Billed (peak month):
Residential	92,537	93,318	93,563
Commercial and Industrial - Small	5,143	5,111	5,153
Commercial and Industrial - Large	77	78	80
Transportation	41	43	37

Total	97,798	98,550	98,833

Degree Days (2)	1,619	1,773	1,577
NUMBER OF EMPLOYEES (END OF PERIOD)	265	285	295

Note: (1)	All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth, Inc. common stock effective February 2, 1998 and the three-for-two stock split effective September 2, 2004.

Note: (2)	The number of degrees that the daily mean temperature falls below 65 degrees F. The Company’s rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

2001	2000	1999	1998	1997	1996	1995	1994
$103,424	$69,714	$63,889	$70,740	$69,622	$68,334	$56,204	$60,470
2,966	2,913	2,827	2,920	2,678	2,674	2,576	2,514
1,369	1,470	1,344	1,329	1,281	1,224	788	774

$107,759	$74,097	$68,060	$74,989	$73,581	$72,232	$59,568	$63,758

$6,138	$8,792	$8,624	$8,417	$8,126	$8,631	$4,028	$4,893
—	—	(349)	—	—

$6,138	$8,792	$8,275	$8,417	$8,126	$8,631	$4,028	$4,893

							$5

$6,138	$8,792	$8,275	$8,417	$8,126	$8,631	$4,028	$4,888
$0.68	$0.65	$0.61	$0.56	$0.52	$0.49	$0.47	$0.45

$0.83	$1.19	$1.18	$1.15	$1.12	$1.19	$0.56	$0.79
$0.83	$1.19	$1.13	$1.15	$1.12	$1.19	$0.56	$0.79

$0.82	$1.19	$1.17	$1.14	$1.11	$1.19	$0.56	$0.79
$0.82	$1.19	$1.12	$1.14	$1.11	$1.19	$0.56	$0.79

7,389	7,356	7,326	7,298	7,266	7,239	7,218	6,192
7,481	7,416	7,400	7,389	7,322	7,257	7,218	6,192

$232,014	$175,902	$181,518	$173,862	$168,667	$157,038	$142,369	$139,948
$90,592	$55,222	$58,017	$58,979	$63,580	$54,509	$57,328	$59,047

$65,394	$41,750	$39,575	$44,725	$44,330	$43,929	$36,106	$40,535
15,499	9,433	8,613	9,208	8,948	8,348	6,813	7,209
10,060	6,316	5,242	6,784	7,638	7,914	6,151	6,188
9,594	9,336	8,215	8,210	6,886	6,571	6,172	5,881
2,134	2,153	1,689	1,204	1,176	926	245	13
743	726	555	609	644	646	717	644

$103,424	$69,714	$63,889	$70,740	$69,622	$68,334	$56,204	$60,470

51,415	43,014	39,866	51,493	48,099	59,403	47,992	56,100
14,318	12,590	11,781	13,231	12,338	14,148	11,669	12,463
12,570	12,860	11,683	15,169	16,975	23,252	19,536	19,045
790,741	611,541	357,183	335,905	284,248	279,798	274,859	253,702

869,044	680,005	420,513	415,798	361,660	376,601	354,056	341,310

94,948	95,131	95,022	95,443	95,446	95,338	94,822	94,424
5,197	5,256	5,282	5,305	5,267	5,257	5,235	5,195
89	95	92	97	101	105	108	106
43	37	37	30	30	30	29	31

100,277	100,519	100,433	100,875	100,844	100,730	100,194	99,756

1,978	1,379	1,196	1,889	1,487	2,030	1,331	1,837
300	291	280	281	276	276	275	260

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

Summary

Consolidated Net Income

Diluted earnings per share increased $0.15, up 10% from fiscal 2003. Fiscal year 2003 earnings per share increased 7% as compared to fiscal 2002. Financial information by business segment is shown in Note 10 to the Consolidated Financial Statements.

2004 vs 2003 Earnings from the Company’s natural gas distribution business increased $0.09 per diluted share during fiscal year 2004, primarily from its Mobile Gas subsidiary. Mobile Gas’ earnings were positively impacted by rate adjustments which became effective December 1, 2003 and 2002 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below and Note 2 to the Consolidated Financial Statements. Earnings were also positively impacted by an increase in temperature-sensitive customers’ gas consumption, when adjusted for weather, during the winter heating season of fiscal year 2004. These increases were partially offset by an increase in operating and depreciation expenses and a decline in volumes delivered to industrial customers.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings of $0.07 per diluted share during fiscal 2004. This positive earnings contribution was due primarily to increased storage revenues from its second storage cavern which was placed in service on April 1, 2003. The increased revenues were partially offset by additional operations and maintenance costs, depreciation expense and property taxes due to the completion of the second storage cavern.

Earnings from other business operations decreased $0.01 per diluted share during fiscal 2004 due primarily to a decrease in interest income from financing activities, additional provisions for bad debts and increased operating expenses related to merchandise sales.

2003 vs 2002 For fiscal year 2003, EnergySouth’s earnings per diluted share increased $.10 from fiscal year 2002 due to increased earnings in all business segments. The Company’s natural gas distribution business contributed increased earnings of $0.02 per diluted share due to a rate adjustment which became effective December 1, 2002 based upon the guidelines established under the RSE tariff. Because of the rate adjustment, margins from temperature-sensitive customers and large commercial and industrial customers increased during fiscal year 2003; however, these increases were offset by lower industrial transportation revenues and a decline in residential usage as adjusted for weather. The Company’s natural gas storage business contributed increased earnings of $0.04 per diluted share due primarily to increased storage revenues realized from its second storage cavern, placed in service on April 1, 2003, and revenues realized from short-term interruptible storage contracts. Increased depreciation expense and operating expenses partially offset the increased earnings for both the distribution and storage businesses. Earnings per diluted share from other business operations increased $0.04 during fiscal year 2003, which did not include losses incurred in 2002 associated with the exit from the natural gas generator sales business and the closing of a retail specialty store.

Results Of Operations

Natural Gas Distribution

The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow rate adjustments to pass through to customers the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company’s unit margins, which are defined as natural gas distribution revenues less the cost of natural gas and related taxes. For fiscal year 2003, colder than normal weather during the 2002-2003 winter heating season, lower national storage levels after the 2002-2003 winter, and increased natural gas electric generation facilities combined to drive natural gas prices to levels well above historical norms. During fiscal year 2004, natural gas prices have continued to increase. Should gas prices rise to exceptional levels or continue to remain at high levels for an extended period of time, the Company’s margins, in aggregate dollars, could be negatively impacted by changes in customers’ behavior through 1) energy conservation efforts that reduce consumption or 2) converting from natural gas to an alternative heating source. Since the winter of 2000-2001, when the commodity price of natural gas first rose to unprecedented levels, Mobile Gas has experienced negative net growth in customers served. Customer counts as of the end of the fiscal year declined approximately 1.4% in fiscal 2004 and 0.3% in fiscal 2003. While Mobile Gas continues to expand its service territory by adding new mains and services, these additions have been more than offset by the number of customers who have left our system. Mobile Gas is focused on improving net customer growth through strategies that are directed at 1) increasing appliances in new and existing customers’ homes, 2) seeking high-value commercial customers that use natural gas for purposes other than space heating, 3) retaining customers by marketing the benefits of gas appliances and identifying and targeting those customers who may be at risk for leaving our system or converting to alternative fuels, and 4) minimizing the volatility of natural gas prices in customers’ bills.

Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas’ strategy for purchasing gas and the Company’s use of natural gas storage capacity help to mitigate the impact of increased prices on customers’ bills. However, effective June 1, 2004 and March 1, 2003, Mobile Gas adjusted its rates to reflect the increased gas costs paid to its suppliers.

In fiscal year 2002, the APSC approved Mobile Gas’ request for an RSE tariff, a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 million and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC has conducted reviews using fiscal year-to-date performance through January, April and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity was expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No such adjustments were required through the July 2004 test period. Mobile Gas’ financial results for fiscal year 2004 did, however, result in a return on equity above the allowed range. As a result, an adjustment of $343,000 was made to fiscal year 2004 earnings such that the return on average equity as calculated for RSE purposes equals 13.6%, the midpoint of the allowed range, and a regulatory liability in that amount was recorded which reflects the amount owed to customers. A corresponding reduction in rates will be made in fiscal year 2005. See Notes 1 and 2 to the Consolidated Financial Statements.

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

Natural gas distribution revenues increased $13,120,000 (15%) and $10,500,000 (14%), respectively, during fiscal 2004 and 2003 due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Revenues also increased during the current year periods as a result of the RSE rate adjustments which went into effect on December 1, 2003 and 2002.

Revenues from the sale of natural gas to residential and small commercial customers, referred to as temperature-sensitive customers since their gas usage is affected to a large degree by temperatures during the heating season, increased $13,119,000 (19%) and $9,311,000 (16%), respectively, during fiscal 2004 and 2003 due to the rate adjustments discussed above. During fiscal 2004, the increase in revenues from rate adjustments was partially offset by a decline in customers served and the impact of weather. Temperatures during the fiscal 2004 winter heating season were 2% warmer than normal and 9% warmer that the prior year. As a result, volumes delivered to temperature-sensitive customers declined 4% in fiscal 2004 when compared to fiscal 2003. Temperatures during the fiscal 2003 heating season were 8% colder than normal and 12% colder than fiscal 2002, which partially accounted for a 5% increase in volumes delivered to these customers.

Revenues from the sale of natural gas to large commercial and industrial customers increased 7% and 26% during fiscal 2004 and 2003, respectively, due to increases in the price of natural gas and the RSE adjustments. Volumes delivered to these customers declined 15% and 2%, respectively, for fiscal years 2004 and 2003 due primarily to the higher natural gas prices.

Revenues from the transportation of natural gas to commercial and industrial customers by the distribution business decreased $417,000 (6%) and $487,000 (6%), respectively, for fiscal 2004 and 2003 with a corresponding decline in volumes of 8% and 25%, respectively, due primarily to increased gas prices and general economic conditions. Mobile Gas’ service territory has experienced the effects of plant closings during the last three years. In addition to two customers’ previous plant closings in fiscal year 2001, a chemical company which is a customer of the Company ceased operations of its Mobile plant in June 2003, and some other industrial plants have decreased production or switched to alternative fuels. As permitted by the APSC, the lost margins in fiscal 2003 associated with the closure of the chemical plant were charged to the Enhanced Stability Reserve (ESR) with a corresponding offset to transportation revenue. Lost margins subsequent to fiscal 2003, as well as other changes affecting net income, were reflected in the RSE adjustment on December 1, 2003. See Note 2 to the Consolidated Financial Statements for information pertaining to ESR and RSE.

The cost of natural gas increased $10,532,000 (30%) and $8,601,000 (33%), respectively, for fiscal years 2004 and 2003. Natural gas distribution margins increased 5% and 3% for fiscal years 2004 and 2003, respectively, primarily as a result of the RSE rate adjustments. The increases in margin from rate adjustments in both years were partially offset by the decrease in volumes transported to industrial customers and a decline in the number of residential customers served. Even though volumes delivered to residential customers decreased in fiscal 2004 and increased in fiscal 2003 as a result of warmer and colder weather conditions, respectively, Mobile Gas’ temperature adjustment rider mitigates the impact on margins of weather that is warmer or colder than normal winter weather. In recent years, Mobile Gas has experienced declines in consumption from its’ residential customers, when adjusted for the impact of warmer or colder weather, as these customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. In more recent years, Management believes that some of this decline has been attributable to the high bills customers have received due to the high natural gas prices and colder weather conditions. This was the case in fiscal 2003 as customer consumption, when adjusted to take out usage related to colder than normal weather, declined 2.2%. Although this decline in weather adjusted usage has been the overall trend, usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold spells. Contrary to the general trend, consumption by residential customers in fiscal 2004, when adjusted for weather, trended up from prior periods, increasing 1.3% from fiscal 2003. The increase in fiscal 2004 margins was partially offset by the declines in volumes delivered to large commercial and industrial customers who are not subject to the temperature adjustment rider.

Operations and maintenance (O&M) expenses increased $285,000 (1%) during fiscal 2004. O&M expenses for bad debt provisions increased $299,000 as compared to fiscal 2003 due to a rise in gas revenues associated with the increase in natural gas prices discussed above. Mobile Gas’ O&M expenses also reflect increases in insurance, employee benefit costs and an unusually high level of repairs and maintenance on mains. As discussed in Note 8 to the Consolidated Financial Statements, Mobile Gas also recorded a $200,000 remediation liability related to a manufactured gas plant. These increased expenses were partially offset by a decrease in payroll costs and associated benefits related to the elimination of sixteen positions during fiscal 2004 and a decrease in advertising and promotional expenses.

O&M expenses increased $534,000 (3%) for fiscal 2003 due to increases in insurance expense, advertising and promotional payments, payroll, postage and expenses related to the establishment of the ESR reserve. The change in Mobile Gas’ O&M expense per customer for fiscal 2004 and 2003 was within the inflation-based cost control range established by the APSC for RSE purposes; therefore, no adjustment is required as described in Note 2 to the Consolidated Financial Statements.

Depreciation expense increased $351,000 (5%) and $377,000 (6%), respectively, for fiscal 2004 and 2003 due to Mobile Gas’ capital expansion projects and increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $723,000 and $651,000, respectively, for fiscal year 2004 and 2003 due primarily to the increased gas revenues discussed above.

Interest expense decreased $219,000 and $208,000, respectively, for fiscal 2004 and 2003 due to principal payments on long-term debt.

Natural Gas Storage

The natural gas storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides interstate transportation-only firm and interruptible services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004, in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of new rates for transportation-only service.

The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, but are currently planned to ultimately hold 7.0 Bcf, with injection and withdrawal capacity of 300 MMcf and 700 MMcf per day, respectively. The additional cavern development is projected to continue through fiscal 2007 without interruption of storage operations.

With the current working capacity of both caverns fully subscribed, Bay Gas recently began a process that could lead to additional cavern development. During fiscal 2004, Bay Gas concluded a non-binding “open season” to assess interest for up to 5.0 Bcf of additional working gas capacity. Bay Gas is currently following up with the respondents in an effort to secure agreements for firm storage services. Bay Gas plans to move forward with development of a third storage cavern subject to its ability to execute sufficient firm storage agreements with the interested parties.

Bay Gas’ revenues increased $3,177,000 (22%) and $3,074,000 (27%) during fiscal 2004 and 2003, respectively. See Note 10 to the Consolidated Financial Statements for segment disclosure. Revenues for both years were positively impacted by additional storage revenues associated with the commencement of operations of the second cavern. Fiscal 2004 revenues were also increased due to a new storage agreement which was signed during the first quarter of fiscal year 2004. Storage revenues for both years were partially offset by the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period.

Operations and maintenance (O&M) expenses increased $401,000 (16%) and $513,000 (25%) during fiscal 2004 and 2003, respectively, due to increases in payroll and payroll related expenses, an increase in insurance costs related to property and liability coverages, and a general increase in operating cost as a result of the expansion activities of Bay Gas.

Depreciation expense increased $438,000 (22%) and $445,000 (29%), respectively, in fiscal years 2004 and 2003 due primarily to the second storage cavern which was placed in service in April 2003.

Other taxes consist primarily of property taxes and those taxes increased $249,000 (41%) and $85,000 (16%), respectively, as a result of the commencement of operations of Bay Gas’ second storage cavern.

Interest expense decreased $173,000 (4%) and $43,000 (1%), respectively, in fiscal years 2004 and 2003 due to scheduled principal payments.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs decreased $1,109,000 for the 2004 fiscal year due to the completion of Bay Gas’ second storage cavern on April 1, 2003.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $109,000 (20%) and $95,000 (21%), respectively, during fiscal 2004 and 2003 due to increased pretax earnings of the limited partnership.

Other

Through Mobile Gas and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, the Company provides merchandising, financing, and other energy-related services to comprise the Other category. See Note 10 to the Consolidated Financial Statements for segment disclosure.

Income before income taxes from Other business activities decreased $97,000 (38%) in fiscal 2004 due primarily to a decline in interest income earned from financing activities, the establishment of additional bad debt provisions associated with financing activities and increases in operating expenses related to merchandising activities. Income before income taxes from Other business activities was $465,000 higher in fiscal 2003 due primarily to losses incurred during fiscal 2002 relating to the exit from the natural gas generator sales business and the closing of a specialty store.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. The Company’s effective tax rate in 2004, 2003, and 2001 was 37.7%, 37.6%, and 36.9%, respectively. The components of income tax expense are reflected in Note 5 to the Consolidated Financial Statements.

Effects of Inflation

Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. For Mobile Gas, increases in these costs are recovered through the rate process. See Note 2 to the Consolidated Financial Statements. Changes in purchased gas costs are passed through to customers in accordance with the purchased gas adjustment provision of Mobile Gas’ rate tariffs.

Gas Supply

A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. To minimize the volatility of natural gas prices to its customers, Mobile Gas has implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2005 - $17,966,000; 2006 - $1,170,000; 2007 - $1,187,000; 2008 - $1,187,000; 2009 - $1,187,000; and 2010 through 2011 - $2,028,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period through 2014. Mobile Gas’ purchased gas adjustment provision in rate tariffs filed with the APSC allows a recovery of demand and commodity costs of purchased gas from customers. Should Mobile Gas’ customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, Mobile Gas believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers’ rates.

Environmental

The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows. Cash provided by operating activities was $27.0 million, $17.2 million and $22.1 million in 2004, 2003, and 2002, respectively. Cash provided from operating activities increased $10 million in 2004 as compared to 2003 due to an increase in net income, an increase in taxes payable, and an under-collection of increased gas costs from customers in the prior year. Cash provided from operating activities declined $4.9 million in 2003 as compared to 2002 due to an increase in accounts receivable and inventory, the option payment Bay Gas received in fiscal year 2002, and the under-collection of increased gas costs from customers. Partially offsetting the decrease in operating cash for fiscal 2003 was an increase in payables, deferred taxes, and net income.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During 2004, 2003, and 2002, the Company used cash of $8.7 million, $15.7 million and $22.6 million, respectively, for construction of distribution and storage facilities, purchases of equipment and other general improvements. During fiscal 2002, Bay Gas invested $17.3 million in the construction of the second cavern and completion of an 18-mile, 24-inch pipeline. In fiscal 2003, $4.9 million was invested by Bay Gas in the completion of the second cavern. In October 2002, Mobile Gas entered into a thirty-year franchise agreement with the City of Spanish Fort, and invested $1.5 million in the expansion of its distribution system into the City of Spanish Fort.

The Company expects fiscal 2005 capital expenditures by Mobile Gas to be approximately $9.5 million and by Bay Gas to be approximately $15.5 million. Mobile Gas’ projected 2005 expenditures include normal construction activity, including equipment purchases and other general improvements and will be funded by internal cash generation and short-term borrowings. Bay Gas’ anticipated capital expenditures include, subject to its ability to execute sufficient firm storage agreements for the additional cavern capacity, beginning construction and development of a third salt-dome storage cavern for storing 5 Bcf of natural gas, expanding injection and withdrawal capabilities and upgrading interstate pipeline interconnects. The expansion of storage facilities is expected to be funded through internal cash generation and the issuance of long-term debt.

Financing activities used cash of $13.1 million, $8.0 million and $7.0 million in fiscal 2004, 2003 and 2002, respectively. Long term debt payments and the payment of quarterly dividends primarily account for the cash used in each year. Dividend payments of $6.1 million, $5.6 million, and $5.3 million were offset by dividend reinvestment of $0.4 million, $0.4 million, and $0.3 million in 2004, 2003, and 2002, respectively. Fiscal 2004 included an additional optional principal payment of $1.7 million on Mobile Gas’ 7.27% Bonds. Another contributing factor in 2002 was the payoff of short-term borrowings which was partially funded by the issuance of $12.0 million of 6.9% First Mortgage Bonds by Mobile Gas. Receipts of $0.7 million, $1.2 million and $1.6 million in fiscal 2004, 2003 and 2002, respectively, from the exercise of stock options partially offset the cash used in financing activities.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement which extends through January 31, 2005. At September 30, 2004 the Company had $20.0 million available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

The table below summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2004:

						Fiscal
Type of Contractual	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2010 and
Obligations (in thousands):	2005	2006	2007	2008	2009	thereafter
Long-Term Debt	$6,248	$6,463	$6,769	$5,300	$5,454	$60,706
Interest Payments	7,253	6,750	6,289	5,867	5,427	26,968
Gas Supply Contracts	17,966	1,170	1,187	1,187	1,187	2,028

Total	$31,467	$14,383	$14,245	$12,354	$12,068	$89,702

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Regulatory Accounting. The Natural Gas Distribution segment is subject to regulation by the APSC and as such, accounts for its transactions according to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third party regulator. The provisions of SFAS 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. The application of this accounting policy allows the Company to defer expenses and income on the consolidated balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the consolidated statements of income of an unregulated company. These deferred regulatory assets and liabilities are then recognized in the consolidated statement of income in the period in which the same amounts are reflected in rates. See Note 1 to the Consolidated Financial Statements.

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

Employee Benefits. Employee benefits include a defined-benefit pension plan and other post-employment benefits for the benefit of substantially all full-time regular employees. Under the provisions of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” measurement of the obligations under the defined benefit pension plans and other post-retirement benefit plans is subject to a number of statistical factors and assumptions which attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefits obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension expense recorded in future periods. (See Note 7 to the Consolidated Financial Statements.)

At September 30, 2004, the discount rate used for pension and postretirement purposes was 6.0 percent. A hypothetical 25 basis point decrease in the annual discount rate would increase pension and postretirement benefit expense by $40,000 and $12,000, respectively. At September 30, 2004, the expected rate of return on assets for actuarial purposes was 8.25 percent and 7.75 percent for pension and post-retirement benefits, respectively. A hypothetical 25 basis point decrease in the expected rate of return on assets would increase pension and postretirement expense by $78,000 and $9,000, respectively. At September 30, 2004, the rate of compensation increase used for actuarial purposes was 4.5 percent. A hypothetical 25 basis point increase in the expected rate of future compensation increases would increase pension expense by $31,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2004 the Company had approximately $90.9 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” under Item 7 above for a discussion of the Company’s risks related to regulation, weather, gas supply, and the capital-intensive nature of the Company’s business.

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

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Registrant.

Information under the captions “Election of Directors” and “Information Regarding the Board of Directors” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

For information with respect to executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report.

Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information under the captions “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and 2004 Year-End Option Values,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “EnergySouth, Inc. Stock Performance Graph” and under the headings “Employees’ Retirement Plan,” Employee Savings Plan,” “Agreements with Mr. Davis,” “Change of Control Agreements,” “Insurance” and “Other Compensation” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

There were no transactions required to be disclosed pursuant to this item.

Item 14. Principal Accountant Fees and Services

Information under the Caption “Relationship With Independent Public Accountants” contained in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

     (a), (c) Financial Statements and Financial Statement Schedules

See “EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules” at page F-1, which follows Part IV hereof.

     (3) Exhibits - See Exhibit Index on pages E-1 through E-6.

     (b) Exhibits filed with this report are attached hereto.

Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ENERGYSOUTH, INC.

Registrant

December 3, 2004	By:	/s/ Charles P. Huffman

Charles P. Huffman, Senior Vice
President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Signature	Title	Date
/s/ John C. Hope, III John C. Hope, III	Director, Chairman	December 3, 2004
/s/ Walter L. Hovell Walter L. Hovell	Director, Vice-Chairman	December 3, 2004
/s/ John S. Davis John S. Davis	Director, President and Chief Executive Officer (Principal Executive Officer)	December 3, 2004
/s/ Charles P. Huffman Charles P. Huffman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2004

Signatures (Continued)

/s/ Walter A. Bell Walter A. Bell	Director	December 3, 2004
/s/ Gaylord C. Lyon Gaylord C. Lyon	Director	December 3, 2004
/s/ Judy A. Marston Judy A. Marston	Director	December 3, 2004
/s/ G. Montgomery Mitchell G. Montgomery Mitchell	Director	December 3, 2004
/s/ Harris V. Morrissette Harris V. Morrissette	Director	December 3, 2004
/s/ S. Felton Mitchell S. Felton Mitchell	Director	December 3, 2004
/s/ E. B. Peebles, Jr. E. B. Peebles, Jr.	Director	December 3, 2004
/s/ Robert H. Rouse Robert H. Rouse	Director	December 3, 2004
/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	December 3, 2004

ENERGYSOUTH, INC.
AND SUBSIDIARIES

Schedules other than that referred to above are omitted and are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama

We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index as schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Atlanta, Georgia
November 30, 2004

CONSOLIDATED STATEMENTS OF INCOME

EnergySouth, Inc.

Years Ended September 30, (in thousands, except per share data)	2004	2003	2002
Operating Revenues
Gas Revenues	$111,488	$95,150	$81,560
Merchandise Sales	3,029	3,259	3,499
Other	1,455	1,206	1,360

Total Operating Revenues	115,972	99,615	86,419

Operating Expenses
Cost of Gas	41,404	30,859	22,267
Cost of Merchandise	2,582	2,473	3,197
Operations and Maintenance	25,219	24,425	23,491
Depreciation	9,712	8,923	8,122
Taxes, Other Than Income Taxes	8,258	7,277	6,548

Total Operating Expenses	87,175	73,957	63,625

Operating Income	28,797	25,658	22,794

Other Income and (Expense)
Interest Expense	(7,897)	(8,369)	(8,150)
Allowance for Borrowed Funds Used During Construction	20	1,231	2,044
Interest Income	60	71	265
Minority Interest	(805)	(754)	(739)

Total Other Income (Expense)	(8,622)	(7,821)	(6,580)

Income Before Income Taxes	20,175	17,837	16,214
Income Taxes	7,607	6,702	5,983

Net Income	$12,568	$11,135	$10,231

Earnings Per Share
Basic	$1.62	$1.47	$1.37
Diluted	$1.60	$1.45	$1.35

Average Common Shares Outstanding
Basic	7,764	7,599	7,451
Diluted	7,860	7,686	7,569

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.

September 30, (in thousands):	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$9,464	$4,082
Receivables
Gas	6,394	6,652
Unbilled Revenue	1,143	1,335
Merchandise	2,249	2,313
Other	1,273	939
Allowance for Doubtful Accounts	(856)	(889)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,524	1,457
Gas Stored Underground For Current Use (At Average Cost)	4,235	3,703
Regulatory Assets	3,606	2,945
Deferred Income Taxes	434	406
Prepayments	1,731	1,543

Total Current Assets	31,197	24,486

Property, Plant, and Equipment	274,789	267,047
Less: Accumulated Depreciation and Amortization	70,417	63,063

Property, Plant, and Equipment - Net	204,372	203,984
Construction Work in Progress	225	1,208

Total Property, Plant, and Equipment	204,597	205,192

Other Assets
Prepaid Pension Cost	1,102	856
Deferred Charges	567	569
Prepayments	957	1,015
Regulatory Assets	660	996
Merchandise Receivables Due After One Year	3,374	3,774

Total Other Assets	6,660	7,210

Total	$242,454	$236,888

See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):	2004	2003
LIABILITIES AND CAPITALIZATION
Current Liabilities
Current Maturities of Long-Term Debt	$6,248	$6,006
Notes Payable		250
Accounts Payable	5,278	6,389
Dividends Declared	1,561	1,463
Customer Deposits	1,618	1,469
Taxes Accrued	2,312	1,189
Interest Accrued	1,122	1,272
Regulatory Liabilities	4,637	3,597
Other	998	1,012

Total Current Liabilities	23,774	22,647

Other Liabilities
Accrued Postretirement Benefit Cost	513	415
Deferred Income Taxes	21,378	18,484
Deferred Investment Tax Credits	262	288
Regulatory Liabilities	11,788	10,998
Other	1,413	2,619

Total Other Liabilities	35,354	32,804

	59,128	55,451

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 10,000,000 Shares; Outstanding 2004 - 7,827,000; 2003 - 7,699,000 Shares)	78	77
Capital in Excess of Par Value	26,162	23,464
Retained Earnings	67,625	61,114
Grantor Trust, at cost	(1,355)
Deferred Compensation Liability	1,355

Total Stockholders’ Equity	93,865	84,655
Minority Interest	4,769	4,142
Long-Term Debt	84,692	92,640

Total Capitalization	183,326	181,437

Total	$242,454	$236,888

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

EnergySouth, Inc.

	Common Stock		Capital in
	Number of	Par	Excess of	Retained	Grantor	Deferred
(In thousands, except per share data)	Shares	Value	Par Value	Earnings	Trust	Compensation	Total
Balance at September 30, 2001	7,405	$75	$19,361	$50,688			$70,124
Net Income				10,231			10,231
Dividend Reinvestment Plan	19		329				329
Stock Options Exercised Including Income Tax Benefits	147	1	1,891				1,892
Cash Dividends - $0.71 per share				(5,293)			(5,293)

Balance at September 30, 2002	7,571	76	21,581	55,626			77,283
Net Income				11,135			11,135
Dividend Reinvestment Plan	20		351				351
Stock Options Exercised Including Income Tax Benefits	108	1	1,531				1,532
Cash Dividends - $0.74 per share				(5,647)			(5,647)

Balance at September 30, 2003	7,699	77	23,463	61,114			84,654
Net Income				12,568			12,568
Dividend Reinvestment Plan	16		370				370
Stock Options Exercised Including Income Tax Benefits	54	1	940				941
Shares issued to Grantor Trust to fund Deferred Compensation Liability	58		1,389		(1,389)	1,389	1,389
Distributions from Grantor Trust					34	(34)
Cash Dividends - $0.78 per share				(6,057)			(6,057)

Balance at September 30, 2004	7,827	$78	$26,162	$67,625	($1,355)	$1,355	$93,865

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

EnergySouth, Inc.

Years Ended September 30, (in thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net Income	$12,568	$11,135	$10,231
Depreciation and Amortization	10,079	9,301	8,568
Provision for Losses on Receivables	1,129	576	598
Provision for Losses on Inventory	72	46	469
Provision for Deferred Income Taxes	2,931	5,475	2,745
Minority Interest	805	754	739
Changes in Operating Assets and Liabilities:
Receivables	(604)	(2,138)	3,320
Inventory	(651)	(521)	1,672
Payables	(1,162)	799	(7,064)
Taxes Payable	1,123	(813)	3,258
Deferred Purchased Gas Adjustment	(736)	(5,715)	(1,526)
Other	1,470	(1,687)	(888)

Net Cash Provided by Operating Activities	27,024	17,212	22,122

Cash Flows from Investing Activities
Capital Expenditures	(8,570)	(15,674)	(25,626)
Increase in Temporary Investments			3,000

Net Cash Used In Investing Activities	(8,570)	(15,674)	(22,626)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(7,706)	(3,909)	(1,897)
Proceeds from Issuance of Long-Term Debt			12,000
Debt Issuance Costs			(84)
Changes in Short-term Borrowings	(250)	250	(13,235)
Payment of Dividends	(6,057)	(5,647)	(5,293)
Dividend Reinvestment	370	351	329
Exercise of Stock Options	748	1,193	1,558
Partnership Distributions	(177)	(256)	(364)

Net Cash Used In Financing Activities	(13,072)	(8,018)	(6,986)

Net Increase (Decrease) in Cash and Cash Equivalents	5,382	(6,480)	(7,490)
Cash and Cash Equivalents at Beginning of Year	4,082	10,562	18,052

Cash and Cash Equivalents at End of Year	$9,464	$4,082	$10,562

Cash Paid During the Year for:
Interest	$7,932	$8,416	$8,069

Income Taxes	$3,549	$1,883	$3,786

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

Revenues and Gas Costs

Revenues are recorded when distribution services are provided to customers. Those revenues are based on rates approved by the Alabama Public Service Commission (APSC). The Company’s distribution segment reads meters on a monthly cycle basis and records revenues based upon estimated consumption through the end of the month for all customers regardless of the meter reading date.

Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate tariffs. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in the Deferred Purchased Gas Adjustment which is classified as part of Regulatory Assets and/or Liabilities within the Company’s Balance Sheet. See “Regulatory Assets and Liabilities” below.

The Company’s natural gas storage segment recognizes revenues when services are provided in accordance with contractual agreements for storage and transportation services. The agreements include fees for monthly storage of natural gas, fees for the injection and withdrawal of natural gas, and transportation of natural gas through Bay Gas’ system. All revenues are based upon metered volumes except for the monthly storage fee.

Property, Plant, and Equipment

Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $6,137,000 and $6,245,000 at September 30, 2004 and 2003, respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, less salvage, is charged to accumulated depreciation. In accordance with the provisions of Financial Accounting

Standards Board (FASB) Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), estimated dismantling costs, which are a component of Mobile Gas’ depreciation rates, are classified as a regulatory liability. Dismantling costs are not a legal obligation as defined by SFAS No. 143 but rather the result of cost-based regulation and are accounted for under the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term and long-term borrowings and, if applicable, the actual interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the APSC. For the years ended September 30, 2004, 2003, and 2002 approved depreciation rates averaged approximately 4.1% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

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

Stock Split

On July 30, 2004, the Board of Directors of EnergySouth declared a three-for-two split of outstanding common stock whereby one additional share was issued for each two shares held as of the record date of August 16, 2004. The new shares were issued to shareholders on September 1, 2004 with cash paid in lieu of fractional shares resulting from the split. Common stock began trading on the post split basis on September 2, 2004. All references to number of shares and per share amounts have been restated to reflect the three-for-two stock split.

Earnings Per Share

The basic earnings per share computation is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share computation is based on the weighted average number of common shares and diluted potential common shares, using the treasury stock method, outstanding during each period.

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 96,000, 87,000, and 118,000 for the years ended September 30, 2004, 2003, and 2002, respectively. These differences in equivalent shares are from outstanding stock options.

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

Long-lived Assets

The Company reviews its long-lived assets whenever indications of impairment are present. If any assets were determined to be impaired, such assets would be written down to their estimated fair market values. The Company does not believe it has any assets which are currently impaired.

Regulatory Assets and Liabilities

Mobile Gas and certain cost based operations of Bay Gas meet the criteria for application of SFAS 71. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process.

The significant regulatory assets and liabilities as of September 30, are (in thousands):

	2004		2003
	Current	Noncurrent	Current	Noncurrent
Assets
Deferred Purchase Gas Adjustment	$3,269		$2,533
ESR Fund	167	500	167	666
Bad Debt Reserve	133	133	133	265
Other	37	27	112	65

Regulatory Assets	$3,606	$660	$2,945	$996

Liabilities
Bad Debt Reserve	$20		$40	$20
ESR Fund	854		854
Deferred Investment Tax Credit	15	136	15	153
RSE Adjustment	343
Gross Receipt Tax Collections	3,405		2,688
Asset Retirement Obligations		11,652		10,825

Regulatory Liabilities	$4,637	$11,788	$3,597	$10,998

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

Unearned Revenues

In November 2001, Bay Gas entered into an agreement which granted to a customer an option to order transportation of additional volumes in excess of volumes under long-term contract. During the first quarter of fiscal 2002, Bay Gas received $3,274,000 in consideration of the option agreement which was classified as unearned revenue on EnergySouth’s consolidated balance sheet and amortized over the nineteen-month option period.

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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	2004	2003	2002
Net Income, as reported	$12,568	$11,135	$10,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	178	160	129

Pro forma net income	$12,390	$10,975	$10,102

Earnings per share
Basic - as reported	$1.62	$1.47	$1.37
Basic - pro forma	$1.60	$1.44	$1.36

Diluted - as reported	$1.60	$1.45	$1.35
Diluted - pro forma	$1.58	$1.43	$1.33

Average Common Shares Outstanding
Shares - Basic	7,764	7,599	7,451
Shares - Diluted	7,860	7,686	7,569

New Accounting Standards

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. In December 2003, the FASB issued FIN 46 (Revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51,” which supersedes and amends the provision of FIN 46. While FIN 46R retains many of the concepts and provision of FIN 46, it also provides additional guidance and additional scope exceptions, and incorporates FASB Staff Positions related to the application of FIN 46. Management has determined that the Company does not have VIEs as defined in FIN 46R, thus the adoption of FIN 46R does not have a material impact on the Company’s financial statements.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” The revised Statement added additional disclosures relating to the assets, obligations, cash flows, net periodic benefit cost, and estimated future benefit payments of defined benefit pension plans and other postretirement plans and is effective for financial statements with fiscal years ending after December 15, 2003. The Company has incorporated within this report the additional required disclosures in Note 7.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2) which provides guidance on the accounting and disclosures related to the subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage for retirees past 65 years of age. The Company does not provide health insurance coverage to retirees past 65 years of age; therefore, FAS 106-2 did not have an impact on the Company’s financial statements.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2004 financial statement presentation.

2. RATES AND REGULATIONS

On June 10, 2002, the APSC approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. RSE is a ratemaking methodology already used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $2.8 million and $2.2 million, were implemented under the RSE tariff effective December 1, 2003 and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No such adjustments were required through the July 2004 test period. Mobile Gas’ financial results for fiscal year 2004 did, however, result in a return on equity above the allowed range. As a result, an adjustment of $343,000 was made to fiscal year 2004 earnings such that the return on equity as calculated for RSE purposes equals 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflects the amount owed to customers. A corresponding reduction in rates will be made in fiscal year 2005. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate year ended September 30, 2004; therefore, no adjustments were required.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided by any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved; however, no such accruals have been made during the year ended September 30, 2004. The ESR balance of $854,000 at September 30, 2004 is included in the Consolidated Financial Statements as part of Regulatory Liabilities.

Mobile Gas’ rate tariffs contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margins. The adjustment is calculated monthly for the months of November through April and applied to customers’ bills in the same billing cycle in which the weather variation occurs. The temperature adjustment rider applies to substantially all residential and small commercial customers.

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

3. PROPERTY, PLANT, AND EQUIPMENT

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

	2004	2003
Distribution Plant	$146,869	$141,231
General Plant	23,289	22,050
Storage Plant	72,791	72,088
Transmission Plant	22,507	22,472
Acquisition Adjustment	9,333	9,206

Total Property, Plant, and Equipment	$274,789	$267,047

4. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

	2004	2003
Mobile Gas Service Corporation
First Mortgage Bonds
8.75% Series, due July 1, 2022	$11,370	$12,000
7.48% Series, due July 1, 2023	11,400	12,000
7.27% Series, due November 1, 2006	3,450	6,850
6.90% Series, due August 20, 2017	10,977	11,487
9% Note, due May 13, 2013	2,680	2,869
Bay Gas Storage Company, Ltd.
8.45% Guaranteed Senior Secured Notes, due December 1, 2017	51,063	53,440

Total	90,940	98,646
Less Amounts Due Within One Year	6,248	6,006

Long-Term Debt	$84,692	$92,640

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2004 are as follows: 2005 - $6,248,000; 2006 — $6,463,000; 2007 — $6,769,000; 2008 — $5,300,000 and 2009 - $5,454,000 . The Company’s long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company’s ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt and Bay Gas’ material contracts have been pledged as collateral for its long-term debt.

At September 30, 2004, the Company had a $20 million revolving credit agreement with a group of banks. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and all other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintaining compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 2004 and 2003 were $20.0 million and $19.75 million, respectively.

5. INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

	2004	2003	2002
Current
Federal	$4,294	$1,134	$2,822
State	473	105	460

Total Current Taxes	4,767	1,239	3,282

Deferred
Federal	2,425	4,805	2,348
State	441	684	379

Total Deferred Taxes	2,866	5,489	2,727

Deferred investment tax credit amortization	(26)	(26)	(26)

Total Income Tax Expense	$7,607	$6,702	$5,983

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

	2004	2003	2002
Income Tax Expense at Federal Statutory Rate	$7,061	$6,118	$5,532
Adjustments to Deferred Taxes Prior Year			(313)
Changes in State Tax Rate			159
State Income Taxes	644	476	474
Other - Net	(98)	108	131

Total Income Tax Expense	$7,607	$6,702	$5,983

Effective tax rate	37.7%	37.6%	36.9%

The significant components of the Company’s net deferred tax liability as of September 30, are (in thousands):

	2004	2003
Deferred Tax Liabilities
Differences Between Book and Tax
Basis of Property	$22,577	$19,456
Prepaid Insurance	234	214
Purchased Gas Adjustment	1,216	942
Regulatory Assets		185
Pension	410	318
Other	80	116

Total Deferred Tax Liabilities	24,517	21,231

Deferred Tax Assets
Gross Receipts Taxes	1,133	903
Regulatory Liabilities	183
Post Employment Benefits	190	232
Bad Debts	457	452
Accrued Vacation	230	234
Uniform Capitalization	238	222
Deferred Payments	814	637
State of Alabama Net Operating Loss	113	226
Other	215	247

Total Deferred Tax Assets	3,573	3,153

Net Deferred Tax Liability	$20,944	$18,078

6. CAPITAL STOCK

The Amended and Restated Stock Option Plan of EnergySouth, Inc. (Prior Plan) expired on December 4, 2002 and no option grants may be made thereunder. On January 31, 2003, the stockholders approved the 2003 Stock Option Plan of EnergySouth, Inc. (Plan) with terms and conditions similar to the Prior Plan. The Plan provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 525,000 shares of the Company’s authorized but unissued Common Stock has been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant.

Transactions under the Prior Plan and the Plan are summarized below:

		Weighted
		Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Outstanding at September 30, 2001	427,874	$11.417	6.11 years
Granted	12,000	18.000
Exercised	(147,075)	10.599
Forfeited	(18,938)	13.379

Outstanding at September 30, 2002	273,862	12.010	5.65 years
Granted	98,250	17.839
Exercised	(108,525)	10.999
Forfeited	(1,313)	12.917

Outstanding at September 30, 2003	262,274	14.608	6.93 years
Granted	76,950	24.170
Exercised	(53,613)	13.946
Forfeited	(9,712)	17.315

Outstanding at September 30, 2004	275,899	$17.308	6.95 years

Exercisable at September 30, 2002	173,175	$10.867	4.41 years
Exercisable at September 30, 2003	112,275	$11.978	4.70 years
Exercisable at September 30, 2004	117,725	$12.788	4.57 years

Remaining reserved for grant at September 30, 2004	380,550

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $5.46, $5.35, and $6.29 per option during 2004, 2003 and 2002, respectively.

Weighted average assumptions used in the pricing model for the years ended September 30, are:

	2004		2003		2002
Risk Free Interest Rate	4.20%		3.90%		5.09%
Expected Life	6.16	years	10	years	10	years
Stock Price Volatility	25.60%		38.80%		41.70%
Dividend Yield	3.10%		4.20%		3.96%

At September 30, 2004, 289,000 shares of the Company’s authorized but unissued Common Stock were reserved for issuance under the Company’s Dividend Reinvestment and Stock Purchase Plan.

The Company maintains The Second Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (the Plan) which is a nonqualified deferred compensation plan available to each director of the Company who is not an employee of the Company. Under the Plan, the Company provides each such director with the opportunity to defer receipt of fees to be paid to such director as a member of the Board of Directors of the Company. A director who enrolls in the Plan may elect to have the deferred compensation credited in the form of phantom stock and any payments from the Plan to satisfy the deferred compensation obligations of such director will be made in shares of common stock. On April 1, 2004, the Company established a non-qualified grantor trust (the Trust) to assist in meeting obligations under the Plan which are funded through the issuance of Company stock. The assets held in the Trust are intended to be used to pay benefits payable under the Plan, but are subject to, among other things, the claims of general creditors of the Company. At September 30, 2004, approximately 58,000 shares had been issued to the Trust. There are 32,000 shares of the Company’s authorized but unissued Common Stock that are reserved for issuance to fund the deferred compensation obligations under the Plan.

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

The Company also provides certain health care and life insurance benefits for retired employees 65 years of age. Substantially all employees may become eligible for such benefits if they retire under the provisions of the Company’s retirement plan. The Company is accruing the costs over the expected service period of the employees.

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. The Company uses a September 30 measurement date.

The status of the plans was as follows at September 30 (in thousands):

	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit Obligation at Beginning of the Period	$26,686	$23,210	$4,286	$3,909
Service Cost	844	691	115	100
Interest Cost	1,583	1,526	268	255
Participant Contributions			34
Benefits Paid	(1,529)	(1,314)	(111)	262
(Gain)/Loss	2,975	2,573	804	(240)

Benefit Obligation at the End of the Period	$30,559	$26,686	$5,396	$4,286

Change in Plan Assets
Fair Value of Assets at Beginning of the Period	$33,356	$30,106	$3,634	$3,277
Benefits Paid	(1,529)	(1,314)	(111)
Employer Contributions			2
Participant Contributions			34
Actual Return on Plan Assets	3,833	4,564	92	357

Fair Value of Plan Assets at the End of the Period	$35,660	$33,356	$3,651	$3,634

Reconciliation of Funded Status
Plan Assets in Excess of (Less Than) Benefit Obligation	$5,102	$6,670	$(1,745)	$(652)
Unrecognized Net (Gain) Loss	(4,840)	(6,620)	1,581	631
Prior Service Cost Not Yet Recognized	840	934		(394)
Remaining Unrecognized Transition Asset		(128)	(349)

Accrued Benefit Asset (Liability)	$1,102	$856	$(513)	$(415)

Accumulated Benefit Obligation	$27,206

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

	Pension Benefits
Components of Net Periodic Benefit Cost	2004	2003	2002
Service Cost	$844	$691	$720
Interest Cost	1,583	1,526	1,632
Amortization of Transition Asset	(128)	(183)	(184)
Amortization of Prior Service Cost	94	94	67
Amortization of Unrecognized Gain	(87)	(355)	(459)
Expected return on Plan Assets	(2,551)	(2,312)	(2,329)

Net Periodic Benefit Cost (Income)	$(245)	$(539)	$(553)

	Postretirement Benefits
Components of Net Periodic Benefit Cost	2004	2003	2002
Service Cost	$115	$100	$82
Interest Cost	268	255	258
Amortization of Prior Service Cost	(44)	(44)	(38)
Amortization of Unrecognized Gain	30	6
Expected return on Plan Assets	(271)	(211)	(215)

Net Periodic Benefit Cost	$98	$106	$87

The expected return on plan assets for the benefit plans is determined using the expected allocation of plan assets and the historical returns of that asset mix. Assumptions used to determine benefit obligations and periodic benefit costs are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
Weighted-Average Assumptions to Determine Benefits Obligations
Discount Rate	6.00%	6.00%	6.00%	6.00%
Rate of Compensation Increase	4.50%	4.50%
Measurement Date	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Weighted-Average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	6.00%	6.75%	6.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.25%	7.50%	7.75%	7.00%
Expected Long-Term Rate of Return on Plan Assets-Non Bargaining				3.00%
Rate of Compensation Increase	4.50%	4.50%
Assumed Health Care Cost Trend Rates at September 30
Health Care Cost Trend Rate Assumed for Next Year			10.00%	8.00%
Rate to Which the Cost Trend Rate is Assumed to Decline (the ultimate trend rate)			5.00%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate			2009	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Postretirement Benefits
One Percentage-Point Increase	2004	2003
Effect on Total of Service and Interest Components	$40	$31
Effect on Postretirement Benefit Obligations	322	247

	Postretirement Benefits
One Percentage-Point Decrease	2004	2003
Effect on Total of Service and Interest Components	$(33)	$(25)
Effect on Postretirement Benefit Obligations	(273)	(209)

The Company has a Retirement Committee composed of outside Directors that oversees the investments of the pension plan. The Committee has adopted an Investment Policy with the investment objective of meeting the Plan’s benefit obligations and which employs a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets within reasonable and prudent levels of risk in order to minimize contributions. All investments are expected to satisfy the requirements of the rule of prudent investments as set forth under the Employee Retirement Security Act of 1974 (ERISA). The Committee has retained investment managers who invest assets in accordance with the guidelines of the Investment Policy. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily. Approved asset classes are cash and cash equivalents, fixed income, and domestic and non-U.S. equities. Target ranges for asset allocations are determined by matching the actuarial projections of the Plan’s future liabilities and benefit payments with expected long-term rates of return on the assets taking into account investment return volatility.

The Company’s pension plan and postretirement benefit plan asset allocation at September 30, 2004 and 2003 and the current target allocation range are as follows:

	Pension Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2004	2003
Equity	60%-65%	64%	63%
Fixed income	35%-40%	35%	36%
Cash and Cash Equivalents	0% to 2%	1%	1%

Total	100%	100%	100%

	Postretirement Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2004	2003
Equity	57%-67%	63%	48%
Fixed income	33%-43%	34%	49%
Cash and Cash Equivalents	as needed	3%	3%
Total	100%	100%	100%

Pension plan equity securities include the Company’s common stock of 6.8% and 7.5% of plan assets at September 30, 2004 and 2003 respectively. The Postretirement benefits plan does not invest in the Company’s common stock.

The Company does not anticipate contributing to its pension plan in fiscal year 2005 but expects to contribute $2,000 to its postretirement benefit plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years (in thousands):

	Pension	Postretirement
Expected Benefit Payments	Benefits	Benefits	Total
Fiscal Year Ending
9/30/2005	$1,345	$282	$1,627
9/30/2006	1,393	315	1,708
9/30/2007	1,462	339	1,801
9/30/2008	1,562	374	1,936
9/30/2009	1,645	405	2,050
Next Five Years	9,553	2,089	11,642

The Company has formed two voluntary employees’ beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company did not contribute to these trusts in 2003 and 2002, but contributed $2,000 in 2004.

The Company’s eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company’s contributions to these 401(k) plans for the years ended September 30, 2004, 2003, and 2002 were $230,000, $240,000, and $249,000, respectively.

8.	COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. During fiscal year 2001, the Company implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. These gas supply contracts are exempt from the fair value accounting requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as these contracts qualify for and have been designated as normal purchases as defined in the standard. Minimum payments under these contracts in the fiscal years subsequent to September 30, 2004 are as follows:

Fiscal	Minimum
Year	Payments
2005	$17,966,000
2006	1,170,000
2007	1,187,000
2008	1,187,000
2009	1,187,000
2010-2011	2,028,000

Total	$24,725,000

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

Based on recent plans for the site, the Alabama Department of Environmental Management (“ADEM”) is conducting a “Brownfields” evaluation of the property. Testing of the site has been completed by ADEM; however, the Company is unable to predict when ADEM’s final report will be available. The Company engaged its own environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company has recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company sought and was allowed by the APSC to record this amount in expense in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

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

The carrying amount and the estimated fair value of long-term debt is as follows at September 30, (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$90,940	$107,519	$98,646	$118,851

10.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Mobile Gas and Services, the Company also provides merchandising and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other segment. For the years ended September 30, 2004, 2003, and 2002, all segments were located in Southwest Alabama.

Segment earnings information presented in the table below includes intersegment revenues, interest income, and interest expense which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Storage segment. Segment assets are provided as additional information and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$97,910	$17,767	$4,484	$(4,189)	$115,972
Cost of Gas	45,593			(4,189)	41,404
Cost of Merchandise & Jobbing			2,582		2,582
Operations and Maintenance Expense	20,694	2,983	1,542		25,219
Depreciation Expense	7,309	2,403			9,712
Taxes, Other Than Income Taxes	7,337	859	62		8,258

Operating Income	16,977	11,522	298		28,797

Interest Income (Expense) - Net	(3,261)	(4,434)	(142)		(7,837)
Allow. for Borrowed Funds Used During Construction	20				20
Less: Minority Interest	(152)	(653)			(805)

Income Before Income Taxes	$13,584	$6,435	$156		$20,175

Capital Expenditures	$7,663	$907			$8,570
Property, Plant, and Equipment, Net	$124,618	$79,979			$204,597
Total Assets	$141,481	$91,599	$9,374		$242,454

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$84,790	$14,590	$4,463	$(4,228)	$99,615
Cost of Gas	35,061			(4,202)	30,859
Cost of Merchandise & Jobbing			2,473		2,473
Operations and Maintenance Expense	20,409	2,582	1,460	(26)	24,425
Depreciation Expense	6,958	1,965			8,923
Taxes, Other Than Income Taxes	6,614	610	53		7,277

Operating Income	15,748	9,433	477		25,658

Interest Income (Expense) - Net	(3,467)	(4,607)	(224)		(8,298)
Allow. for Borrowed Funds Used During Construction	122	1,109			1,231
Less: Minority Interest	(210)	(544)			(754)

Income Before Income Taxes	$12,193	$5,391	$253		$17,837

Capital Expenditures	$9,108	$6,626	$(60)		$15,674
Property, Plant, and Equipment, Net	$123,785	$81,407			$205,192
Total Assets	$137,085	$86,819	$12,984		$236,888

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2002 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated
Operating Revenues	$74,290	$11,516	$5,064	$(4,451)	$86,419
Cost of Gas	26,460			(4,193)	22,267
Cost of Merchandise & Jobbing			3,197		3,197
Operations and Maintenance Expense	19,875	2,069	1,833	(286)	23,491
Depreciation Expense	6,581	1,520	21		8,122
Taxes, Other Than Income Taxes	5,963	525	60		6,548

Operating Income	15,411	7,402	(47)	28	22,794

Interest Income (Expense) — Net	(3,257)	(4,435)	(165)	(28)	(7,885)
Allow. for Borrowed Funds Used During Construction	43	2,001			2,044
Less: Minority Interest	(290)	(449)			(739)

Income Before Income Taxes	$11,907	$4,519	$(212)		$16,214

Capital Expenditures	$8,316	$17,341	$(31)		$25,626
Property, Plant, and Equipment, Net	$121,053	$76,698	$60		$197,811
Total Assets	$134,476	$83,645	$14,092		$232,213

11.	QUARTERLY FINANCIAL DATA (Unaudited)

     Quarterly financial data for fiscal 2004 and 2003 is summarized as follows
     (in thousands, except per share data):

Three Months Ended	Dec. 31	Mar. 31	Jun. 30	Sep. 30
Fiscal 2004
Total Operating Revenues	$32,716	$42,845	$20,996	$19,415
Total Operating Income	8,737	12,449	4,203	3,408
Net Income	4,068	6,372	1,298	830
Basic Earnings Per Share	$0.53	$0.82	$0.17	$0.10
Diluted Earnings Per Share	$0.52	$0.81	$0.17	$0.10
Fiscal 2003
Total Operating Revenues	$25,713	$35,604	$20,583	$17,715
Total Operating Income	7,111	10,589	3,836	4,122
Net Income	3,374	5,559	986	1,216
Basic Earnings Per Share	$0.45	$0.73	$0.13	$0.16
Diluted Earnings Per Share	$0.44	$0.73	$0.13	$0.15

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

SCHEDULE II

ENERGYSOUTH, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
		CHARGED	CHARGED
	BALANCE AT	TO COSTS	TO OTHER			BALANCE
	BEGINNING	AND	ACCOUNTS	DEDUCTIONS		AT END
DESCRIPTION	OF YEAR	EXPENSES	AMOUNT	AMOUNT		OF YEAR
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts
September 30, 2004	$889	$924		$957	(1)	$856
September 30, 2003	$951	$576		$638	(1)	$889
September 30, 2002	$849	$598		$496	(1)	$951

Notes:

(1)	Amounts written off - net of recoveries.

S-1

EXHIBIT INDEX

Exhibit No.	Description (Exhibits prior to February 2, 1998 filed by Mobile Gas)
2	Articles of Merger of MBLE Merger Co., Inc. into Mobile Gas Service Corporation (incorporated by reference to Exhibit 2 to Form 10-Q Quarterly Report dated February 13, 1998)

3(i)	Articles of Restatement of the Articles of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3(i) to Form 10-Q Quarterly Report dated February 13, 1998)

3(ii)	By-laws of EnergySouth, Inc., adopted January 31, 1998 (incorporated by reference to Exhibit 3.2 to Registration Statement 333-42057)

4(a)-1	Indenture of Mortgage and Deed of Trust of Mobile Gas Service Corporation dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Mobile Gas Registration Statement No. 2-4887)

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-2	10/1/44	Reg. No. 2-5493	7-6

4(a)-3	7/1/52	Form 10-K for fiscal year ended September 30, 1985	4(a)-3

4(a)-4	6/1/54	”	4(a)-4

4(a)-5	4/1/57	”	4(a)-5

4(a)-6	7/1/61	”	4(a)-6

4(a)-7	6/1/63	”	4(a)-7

4(a)-8	10/1/64	”	4(a)-8

4(a)-9	7/1/72	”	4(a)-9

4(a)-10	8/1/75	”	4(a)-10

4(a)-11	7/1/79	”	4(a)-11

4(a)-12	7/1/82	”	4(a)-12

4(a)-13	7/1/86	Form 10-K for fiscal year ended September 30, 1986	4(a)-13

4(a)-14	10/1/88	Form 10-K for fiscal year ended September 30, 1989	4(a)-14

4(a)-15	7/1/92	Form 10-K for fiscal year ended September 30, 1992	4(a)-15

4(a)-16	7/1/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-16

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-17	12/3/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-17

4(a)-18	11/1/96	Form 10-K for fiscal year ended September 30, 1997	4(a)-18

4(a)-19	8/1/02	Form 10-K for fiscal year ended September 30, 2002	4(a)-19

4(c)-3	Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 4(c)-3 to Form 10-Q for the quarter ended December 31, 2000)

4(d)	Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

10(a)	Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)	Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm and Interruptible Storage Services between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(b)-2	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000 (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(c)	Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(c)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(d)-5	NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

10(g)	Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

10(g)-1	Supplemental Deferred Compensation Agreement with John S. Davis dated December 10, 1999 (incorporated by reference to Exhibit 10(g)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(h)	Transportation Agreement between Mobile Gas and Mobile Energy LLC dated November 12, 1999 (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended September 30, 1999) (3)

10(i)	Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

10(j)	Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

10(j)-1	Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(k)-1	Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992) (2)

10(k)-2	Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report dated January 27, 1995) (2)

10(l)-1	Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-1	Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner

(forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-2	First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

10(n)-1	Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

10(n)-2	Fourth Amendment to Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated July 30, 2004(1)(3)

10(o)-1	Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995) (3)

10(o)-2	Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September 30, 1996) (3)

10(q)-1	Guaranty Agreement dated as of December 1, 2000 made by EnergySouth, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q)-1 to Form 10-Q for the quarter ended December 31, 2000)

10(r)	Amended and Restated Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

10(r)-2	2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 23, 2003) (2)

10(s)	Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

10(t)	Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

10(v)	Revolving Credit Agreement dated March 28, 2001 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders (incorporated by reference to Exhibit 10(v) to Form 10-K for fiscal year ended September 30, 2003)

10(x)	Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994) (2)

10(z)-2	2nd Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed April 14, 2004)(2)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K for fiscal year ended September 30, 2003)

18	Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

21	Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

23	Consent of Deloitte & Touche LLP(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (1)

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

99(a)	Report and Order of Alabama Public Service Commission dated October 3, 2001 (incorporated by reference to Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(4)	Amended to use Company Common Stock instead of Mobile Gas common stock effective February 2, 1998.