Form 10-Q
period 2004-12-31
ENERGYSOUTH INC
filed 2005-02-02
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2004

Commission File No. 0-29604

ENERGYSOUTH, INC.

(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code 251-450-4774

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at January 31, 2005 — 7,839,555 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004

INDEX

			Page No.
		PART I: FINANCIAL INFORMATION
Item 1		Financial Statements:

	(a)	Unaudited Condensed Consolidated Balance Sheets December 31, 2004 and 2003 and September 30, 2004	3 - 4

	(b)	Unaudited Condensed Consolidated Statements of Income Three Months Ended December 31, 2004 and 2003	5

	(c)	Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2004 and 2003	6

	(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 14

Item 2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 21

Item 3		Quantitative and Qualitative Disclosures About Market Risk	22

Item 4		Controls and Procedures	22

		PART II: OTHER INFORMATION

Item 4		Submission of Matters to a Vote of Security Holders	23

Item 5		Other Information	23

Item 6		Exhibits	24 - 40
Restated Article of Incorporation of the Registrant
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Press Release

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands	2004	2003	2004
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$8,981	$2,904	$9,464
Receivables
Gas	12,237	11,519	6,394
Unbilled Revenue	7,534	6,896	1,143
Merchandise	2,329	2,500	2,249
Other	878	745	1,273
Allowance for Doubtful Accounts	(1,143)	(1,158)	(856)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,464	1,460	1,524
Gas Stored Underground (At Average Cost)	5,617	2,899	4,235
Regulatory Assets	1,803	2,287	3,606
Deferred Income Taxes	1,247	766	434
Prepayments	1,026	996	1,731

Total Current Assets	41,973	31,814	31,197

Property, Plant, and Equipment	276,270	267,705	274,789
Less: Accumulated Depreciation and Amortization	72,556	65,027	70,417

Property, Plant, and Equipment - net	203,714	202,678	204,372
Construction Work in Progress	243	2,805	225

Total Property, Plant, and Equipment	203,957	205,483	204,597

Other Assets
Prepaid Pension Cost	1,045	938	1,102
Deferred Charges	651	526	567
Prepayments	942	1,000	957
Regulatory Assets	579	906	660
Merchandise Receivables Due After One Year	3,494	3,749	3,374

Total Other Assets	6,711	7,119	6,660

Total	$252,641	$244,416	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands, Except Share Data	2004	2003	2004
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,037	$6,113	$6,248
Notes Payable	6,175	7,025
Accounts Payable	8,793	6,930	5,278
Dividends Declared	1,555	1,465	1,561
Customer Deposits	1,321	1,504	1,618
Taxes Accrued	3,430	1,734	2,312
Interest Accrued	559	625	1,122
Regulatory Liabilities	4,768	3,843	4,637
Other	1,014	1,029	998

Total Current Liabilities	32,652	30,268	23,774

Other Liabilities
Accrued Postretirement Benefit Cost	570	375	513
Deferred Income Taxes	22,053	19,314	21,378
Deferred Investment Tax Credits	257	284	262
Regulatory Liabilities	12,031	11,212	11,788
Other	1,371	2,715	1,413

Total Other Liabilities	36,282	33,900	35,354

Total Liabilities	68,934	64,168	59,128

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 10,000,000 Shares; Outstanding December 2004 - 7,835,000; December 2003 - 7,710,000; September 2004 - 7,827,000 Shares)	78	77	78
Capital in Excess of Par Value	26,364	23,664	26,162
Retained Earnings	70,382	63,717	67,625
Grantor Trust, at cost	(1,406)		(1,355)
Deferred Compensation Liability	1,406		1,355

Total Stockholders’ Equity	96,824	87,458	93,865
Minority Interest	4,733	4,302	4,769
Long-Term Debt	82,150	88,488	84,692

Total Capitalization	183,707	180,248	183,326

Total	$252,641	$244,416	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except Per Share Data	2004	2003

Operating Revenues
Gas Revenues	$34,802	$31,289
Merchandise Sales	1,185	1,031
Other	380	396

Total Operating Revenues	36,367	32,716

Operating Expenses
Cost of Gas	14,922	12,127
Cost of Merchandise	959	734
Operations and Maintenance	6,496	6,431
Depreciation	2,550	2,434
Taxes, Other Than Income Taxes	2,452	2,253

Total Operating Expenses	27,379	23,979

Operating Income	8,988	8,737

Other Income and (Expense)
Interest Expense	(1,872)	(2,030)
Allowance for Borrowed Funds Used During Construction	3	9
Interest Income	32	6
Minority Interest	(228)	(196)

Total Other Income (Expense)	(2,065)	(2,211)

Income Before Income Taxes	6,923	6,526
Income Taxes	2,607	2,458

Net Income	$4,316	$4,068

Earnings Per Share
Basic	$0.55	$0.53

Diluted	$0.54	$0.52

Average Common Shares Outstanding

Basic	7,833	7,707
Diluted	7,938	7,800

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands	2004	2003

Cash Flows from Operating Activities
Net Income	$4,316	$4,068
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	2,646	2,550
Provision for Losses on Receivables and Inventory	179	243
Provision for Deferred Income Taxes	(127)	484
Minority Interest	228	196
Changes in Operating Assets and Liabilities:
Receivables	(12,077)	(10,368)
Inventory	(1,318)	797
Payables	2,945	(104)
Taxes	1,116	546
Deferred Purchased Gas Adjustment	1,790	647
Other	682	944

Net Cash Provided by Operating Activities	380	3

Cash Flows from Investing Activities
Capital Expenditures	(1,590)	(2,596)

Net Cash Used in Investing Activities	(1,590)	(2,596)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(3,752)	(4,044)
Short-Term Borrowings	6,175	6,775
Payment of Dividends	(1,559)	(1,465)
Dividend Reinvestment	110	87
Exercise of Stock Options	17	98
Partnership Distributions to Minority Interest Holders	(264)	(36)

Net Cash Provided by Financing Activities	727	1,415

Net Decrease in Cash and Cash Equivalents	(483)	(1,178)

Cash and Cash Equivalents at Beginning of Period	9,464	4,082

Cash and Cash Equivalents at End of Period	$8,981	$2,904

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

Note 2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004.

Due to the high percentage of customers using gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2004 and 2003 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended December 31, 2004 and 2003:

	Twelve Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except Per Share Data	2004	2003

Operating Revenues	$119,623	$106,619

Cost of Gas	44,199	35,358
Cost of Merchandise	2,807	2,394
Operations and Maintenance Expense	25,284	24,873
Depreciation Expense	9,828	9,088
Taxes, Other Than Income Taxes	8,457	7,634

Operating Income	29,048	27,272

Interest Expense	(7,739)	(8,287)
Allowance for Borrowed Funds Used During Construction	14	669
Interest Income	86	58
Less: Minority Interest	(837)	(760)

Income Before Income Taxes	$20,572	$18,952

Income Taxes	7,756	7,122

Net Income	$12,816	$11,830

Earnings Per Share
Basic	$1.64	$1.55

Diluted	$1.62	$1.53

Average Common Shares Outstanding
Basic	7,795	7,653

Diluted	7,893	7,742

Note 3. Stock-Based Compensation

The Company currently accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has been recognized.

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except per Share Data	2004	2003

Net Income, as reported	$4,316	$4,068
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	45	46

Pro forma net income	$4,271	$4,022

Earnings per share:
Basic - as reported	$0.55	$0.53

Basic - pro forma	$0.55	$0.52

Diluted - as reported	$0.54	$0.52

Diluted - pro forma	$0.54	$0.52

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

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended December 31, (in thousands)	2004	2003	2004	2003

Service cost	$227	$211	$43	$29
Interest cost	448	396	79	67
Amortization of transition asset		(32)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of unrecognized gain/(loss)		(22)	15	8
Expected return on plan assets	(643)	(638)	(68)	(68)

Net periodic benefit cost (credit)	$56	$(61)	$58	$25

For fiscal year 2005, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.

Note 5. Rates and Regulatory Matters

On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. RSE is a ratemaking methodology used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million, $2.8 million, and $2.2 million, were implemented under the RSE tariff effective December 1, 2004, 2003, and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $884,000 at December 31, 2004 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.

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

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	December 31,		December 31,		September 30,
	2004		2003		2004
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$1,479		$1,886		$3,269
ESR Fund	167	458	167	626	167	500
Bad Debt Reserve	133	100	133	232	133	133
Other	24	21	101	48	37	27

Regulatory Assets	$1,803	$579	$2,287	$906	$3,606	$660

Liabilities

Bad Debt Reserve	$15		$36	$15	$20
ESR Fund	884		854		854
Deferred Investment Tax Credit	16	133	15	148	15	136
RSE Adjustment	258				343
Gross Receipt Tax Collections	3,595		2,938		3,405
Asset Retirement Obligations		11,898		11,049		11,652

Regulatory Liabilities	$4,768	$12,031	$3,843	$11,212	$4,637	$11,788

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

Average common shares used to compute basic earnings per share differed from average common shares used to compute diluted earnings per share by equivalent shares of 105,000 and 93,000 for the three months ended December 31, 2004 and 2003, respectively. These differences in equivalent shares are from outstanding stock options.

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

For the three months ended	Natural Gas	Natural Gas
December 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$31,058	$4,782	$1,565	$(1,038)	$36,367

Cost of Gas	15,960			(1,038)	14,922
Cost of Merchandise			959		959
Operations and Maintenance Expense	5,296	779	421		6,496
Depreciation Expense	1,926	624			2,550
Taxes, Other Than Income Taxes	2,211	222	19		2,452

Operating Income	5,665	3,157	166		8,988

Interest Income	1	29	2		32
Interest Expense	(728)	(1,088)	(56)		(1,872)
Allow. for Borrowed Funds Used During Construction	3				3
Less: Minority Interest	(35)	(193)			(228)

Income Before Income Taxes	$4,906	$1,905	$112		$6,923

For the three months ended	Natural Gas	Natural Gas
December 31, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$28,020	$4,319	$1,427	$(1,050)	$32,716

Cost of Gas	13,177			(1,050)	12,127
Cost of Merchandise			734		734
Operations and Maintenance Expense	5,223	730	478		6,431
Depreciation Expense	1,828	606			2,434
Taxes, Other Than Income Taxes	2,036	198	19		2,253

Operating Income	5,756	2,785	196		8,737

Interest Income	2	4			6
Interest Expense	(825)	(1,138)	(67)		(2,030)
Allow. for Borrowed Funds Used During Construction	9				9
Less: Minority Interest	(44)	(152)			(196)

Income Before Income Taxes	$4,898	$1,499	$129		$6,526

Note 8. Contingencies

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

Based on recent plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Mobile Gas has begun discussions with ADEM to identify steps necessary to obtain ADEM’s concurrence with Mobile Gas’ plans for the site. The Company engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Note 9. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance; that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS 153 will be effective for the Company beginning July 1, 2005 and is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date. See Note 3 to the Unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effects of the transition to the fair value method as required in SFAS 123R, which will be effective for the Company beginning July 1, 2005.

Item 2	Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The Company

EnergySouth, Inc. is the holding company for a family of energy businesses. Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The company also provides merchandise sales, service, and financing. MGS Storage Services is the general partner of Bay Gas Storage Company, a limited partnership that provides underground storage and delivery of natural gas for Mobile Gas and other customers. EnergySouth Services is the general partner of Southern Gas Transmission Company which is engaged in the intrastate transportation of natural gas.

Results Of Operations

Consolidated Earnings

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended December 31, 2004 increased $0.02 as compared to the same prior year period due primarily to increased earnings from Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.

Earnings from the Company’s natural gas distribution business decreased $0.01 per share for the three-month period ended December 31, 2004 as compared to the same prior year period. Although net income for the first quarter of fiscal 2004 approximated the same prior year period, the $0.01 decrease in earnings per share resulted from an increase in the average number of common shares outstanding as compared to the same prior year period.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.03 for the three-month period ended December 31, 2004 as compared to the same prior year period. The positive earnings contributions are due primarily to additional storage revenues associated with short-term storage agreements.

Natural Gas Distribution

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

In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million and $2.8 million, were implemented under the RSE tariff effective December 1, 2004 and 2003, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Natural gas distribution revenues increased $3,038,000 (11%) during the three-month period ended December 31, 2004 as compared to the same prior year period due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Revenues also increased during the current year period as a result of the RSE rate adjustments which went into effect on December 1, 2004 and 2003. The increase in revenues during the three-month period was offset by a 10% decline in volumes delivered to temperature-sensitive customers due to temperatures that were 6% warmer than the same period last year and a decrease in the number of temperature-sensitive customers served during the current year period.

Revenues from the sale of natural gas to large commercial and industrial customers increased $717,000 (35%) for the three-month period ended December 31, 2004 due to a 9% increase in volumes delivered to these customers in the current year period and the RSE adjustments.

Revenues from transportation customers increased for the three-month period ended December 31, 2004 as compared to the same prior year period due primarily to a small increase in volumes delivered to these customers.

The cost of natural gas increased $2,783,000 (21%) for the three-month period ended December 31, 2004 as compared to the same prior year period due to higher commodity gas prices.

Natural gas distribution margins, defined as revenues less cost of gas and related taxes, were relatively flat for the three-month period ended December 31, 2004. Increased margins realized from the rate adjustments effective December 1, 2003 and 2004 were largely offset by a decline in the number of customers served during the current year period and a decline in usage per degree day by temperature sensitive customers. Mobile Gas utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. The month of October 2004, which is not subject to temperature adjustment, was 38% warmer than October 2003 and 80% warmer than normal. Since October billings are not subject to temperature adjustment, the full impact of reduced volumes sold due to the warmer weather is reflected through lower margins. The months of November and December were warmer and colder, respectively, than the prior year and normal weather but the temperature adjustment rider which applies to customer bills during these months mitigated the impact of the weather on margins. Margins realized during these months were, in fact, lower than the prior year due to a decrease in residential customers’ gas consumption per heating degree-day which determines the recovery of margins through the temperature adjustment rider. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced slight declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. During the first quarter of the prior year, residential customers’ usage deviated from this pattern and was unusually high. However, during the three months ended December 31, 2004 the decline in consumption by these customers reflected the declining trend in customer consumption as experienced in recent years. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.

Margins from sales to large commercial and industrial customers increased for the three months ended December 31, 2004 due to the increase in related revenues discussed previously. Because transportation revenues do not have an associated cost of gas, the margin change on these revenues approximates the change in revenues discussed above.

Operations and maintenance (O&M) expenses increased $73,000 (1%) for the three-month period ended December 31, 2004 due to an increase in promotional campaigns and the reestablishment of the ESR reserve discussed above in Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Depreciation expense increased $98,000 (5%) for the three-month period ended December 31, 2004 as compared to the same prior year period due to Mobile Gas’ increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $175,000 (9%) for the three-month period ended December 31, 2004 due primarily to the increased revenues.

Interest expense decreased $97,000 (12%) for the three-month period ended December 31, 2004 as compared to the same prior year period due to principal payments on long-term debt.

Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three-month period ended December 31, 2004 as compared to the same prior year period due to a decline in pretax earnings of the partnership.

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

Bay Gas’ revenues increased $463,000 (11%) during the three-month period ended December 31, 2004 as compared to the same prior year period due primarily to short-term storage agreements entered into during the first quarter of fiscal 2005. Under these short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.

Operations and maintenance (O&M) expenses increased $49,000 (7%) during the three-month period ended December 31, 2004 as compared to the same prior year period due to a general increase in operating costs as a result of the recent expansion activities of Bay Gas.

Other taxes consist primarily of property taxes and those taxes increased as a combined result of the increased revenues associated with the expanded operations of Bay Gas’ second storage cavern and the increase in the assessed value of Bay Gas’ property, plant, and equipment due to the completion of the second storage cavern.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $41,000 (27%) during the three-month period ended December 31, 2004 as compared to the same prior year period due to increased pretax earnings of the limited partnership as discussed above.

Other

Through Mobile Gas and EnergySouth Services, Inc., which are aggregated with EnergySouth, the holding company, the Company provides merchandising, financing, and other energy-related services to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.

Income before income taxes from Other business activities decreased $17,000 for the three-month period ended December 31, 2004 as compared to the same prior year period due to increases in the cost of merchandise sold and the associated costs of installing the merchandise, which more than offset the increase in merchandise sales.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $149,000 (6%) for the three-month period ended December 31, 2004 as compared to the same prior year period.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $377,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year due to an increase in net income, an increase in collections of gas costs from customers, and an increase in payables. Partially offsetting these positive impacts on cash flow from operating activities was an increase in the Company’s inventory of stored natural gas and an increase in accounts receivable.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the three months ended December 31, 2004 and 2003, the Company used cash of $1,590,000 and $2,596,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements.

Financing activities provided cash of $727,000 and $1,415,000 during the three-months ended December 31, 2004 and 2003, respectively. The $688,000 decrease in financing activities is due primarily to a decrease in the Company’s short-term borrowings.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At December 31, 2004, the Company had $13,800,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Under its gas supply strategy, Mobile Gas enters into forward purchases of natural gas to lock in prices for a majority of its expected gas sales for the upcoming winter heating season. See “Gas Supply” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004 for further information.

The table below summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2004:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2005	2006	2007	2008	thereafter

Long-Term Debt	$3,796	$5,213	$5,019	$5,300	$67,859

Interest Payments	5,813	6,701	6,287	5,867	32,395

Gas Supply Contracts	11,578	1,170	1,187	1,187	3,215

Critical Accounting Policies

See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004.

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
ABOUT MARKET RISK

At December 31, 2004 the Company had approximately $87.2 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.00% and the maturity dates of such debt extend to 2023. See the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 28, 2005.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2008 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld
Walter A. Bell	6,643,066	31,924
Gaylord C. Lyon	6,424,464	250,526
Harris V. Morrisette	6,618,925	56,065
E.B. Peebles, Jr.	6,614,763	60,227

The other Directors of the Company whose terms of office continued after the 2005 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
John S. Davis	2007
Walter L. Hovell	2007
G. Montgomery Mitchell	2007
Robert H. Rouse	2007

John C. Hope, III	2006
Judy A. Marston	2006
S. Felton Mitchell, Jr.	2006
Thomas B. Van Antwerp	2006

(c)	At the 2005 Annual Meeting, the stockholders of the Company approved an amendment of the Restated Articles of Incorporation of the Company to increase the authorized shares of the Company’s common stock, $.01 par value per share, from 10 million shares to 20 million shares, by the following vote:

For	Against	Abstain
6,381,386	245,578	48,026

A copy of the form of the Restated Articles of Incorporation of the Company, as amended through January 28, 2005, is attached hereto as Exhibit 3(i).

Item 5. Other Information

On January 28, 2005, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended December 31, 2004 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

Item 6. Exhibits

Exhibit No.	Description
3(i)	Restated Article of Incorporation of the Registrant as amended through January 28, 2005

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

99.1	Press release dated January 28, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.

(Registrant)

Date: February 2, 2005	/s/ John S. Davis

John S. Davis President and Chief Executive Officer

Date: February 2, 2005	/s/ Charles P. Huffman

Charles P. Huffman Senior Vice President and Chief Financial Officer