Form 10-Q
period 2005-03-31
ENERGYSOUTH INC
filed 2005-05-09
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

Commission File No. 0-29604

ENERGYSOUTH, INC.

(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code 251-450-4774

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at April 30, 2005 – 7,852,073 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

			Page No.
PART I: FINANCIAL INFORMATION
Item 1		Financial Statements:
	(a)	Unaudited Condensed Consolidated Balance Sheets March 31, 2005 and 2004 and September 30, 2004	3 - 4
	(b)	Unaudited Condensed Consolidated Statements of Income Three and Six Months Ended March 31, 2005 and 2004	5
	(c)	Unaudited Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2005 and 2004	6
	(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 16
Item 2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 23
Item 3		Quantitative and Qualitative Disclosures About Market Risk	24
Item 4		Controls and Procedures	24 - 25
PART II: OTHER INFORMATION
Item 5		Other Information	26 - 27
Item 6		Exhibits	28
Storage Service Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands	2005	2004	2004
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$14,785	$10,050	$9,464
Receivables Gas	13,358	12,356	6,394
Unbilled Revenue	3,162	2,620	1,143
Merchandise	2,297	2,327	2,249
Other	857	978	1,273
Allowance for Doubtful Accounts	(1,648)	(1,708)	(856)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,394	1,341	1,524
Gas Stored Underground (At Average Cost)	4,088	1,628	4,235
Regulatory Assets	323	2,248	3,606
Deferred Income Taxes	2,539	1,104	434
Prepayments	2,317	2,183	1,731

Total Current Assets	43,472	35,127	31,197

Property, Plant, and Equipment	277,540	271,206	274,789
Less: Accumulated Depreciation and Amortization	74,583	66,868	70,417

Property, Plant, and Equipment - net	202,957	204,338	204,372
Construction Work in Progress	505	343	225

Total Property, Plant, and Equipment	203,462	204,681	204,597

Other Assets
Prepaid Pension Cost	989	1,019	1,102
Deferred Charges	641	690	567
Prepayments	928	986	957
Regulatory Assets	497	824	660
Merchandise Receivables Due After One Year	3,305	3,639	3,374

Total Other Assets	6,360	7,158	6,660

Total	$253,294	$246,966	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands, Except Share Data	2005	2004	2004
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,089	$6,152	$6,248
Accounts Payable	6,014	7,337	5,278
Dividends Declared	1,557	1,469	1,561
Customer Deposits	1,352	1,534	1,618
Taxes Accrued	4,873	3,595	2,312
Interest Accrued	1,103	1,251	1,122
Regulatory Liabilities	6,312	4,644	4,637
Other	1,094	1,002	998

Total Current Liabilities	27,394	26,984	23,774

Other Liabilities
Accrued Postretirement Benefit Cost	627	356	513
Deferred Income Taxes	22,843	20,124	21,378
Deferred Investment Tax Credits	252	279	262
Regulatory Liabilities	12,225	11,400	11,788
Other	1,426	2,811	1,413

Total Other Liabilities	37,373	34,970	35,354

	64,767	61,954	59,128

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding March 2005 - 7,847,000; March 2004 - 7,737,000; September 2004 - 7,827,000 Shares)	78	78	78
Capital in Excess of Par Value	26,637	24,156	26,162
Retained Earnings	75,608	68,620	67,625
Grantor Trust, at cost	(1,456)		(1,355)
Deferred Compensation Liability	1,456		1,355

Total Stockholders’ Equity	102,323	92,854	93,865
Minority Interest	4,890	4,455	4,769
Long-Term Debt	81,314	87,703	84,692

Total Capitalization	188,527	185,012	183,326

Total	$253,294	$246,966	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands, Except Per Share Data	2005	2004	2005	2004

Operating Revenues
Gas Revenues	$43,059	$41,802	$77,862	$73,090
Merchandise Sales	701	632	1,886	1,719
Other	339	411	719	753

Total Operating Revenues	44,099	42,845	80,467	75,562

Operating Expenses
Cost of Gas	18,404	17,635	33,326	29,762
Cost of Merchandise	610	616	1,569	1,350
Operations and Maintenance	6,700	6,914	13,197	13,346
Depreciation	2,545	2,434	5,095	4,868
Taxes, Other Than Income Taxes	2,885	2,797	5,336	5,050

Total Operating Expenses	31,144	30,396	58,523	54,376

Operating Income	12,955	12,449	21,944	21,186

Other Income and (Expense)
Interest Expense	(1,842)	(1,992)	(3,713)	(4,022)
Allowance for Borrowed Funds Used During Construction	11	4	13	12
Interest Income	42	8	74	14
Minority Interest	(218)	(199)	(446)	(395)

Total Other Income (Expense)	(2,007)	(2,179)	(4,072)	(4,391)

Income Before Income Taxes	10,948	10,270	17,872	16,795
Income Taxes	4,153	3,898	6,761	6,355

Net Income	$6,795	$6,372	$11,111	$10,440

Earnings Per Share
Basic	$0.87	$0.83	$1.42	$1.35

Diluted	$0.85	$0.81	$1.40	$1.34

Average Common Shares Outstanding

Basic	7,843	7,724	7,838	7,715
Diluted	7,949	7,818	7,943	7,809

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
EnergySouth, Inc.	Ended March 31,
In Thousands	2005	2004

Cash Flows from Operating Activities
Net Income	$11,111	$10,440
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	5,284	5,073
Provision for Losses on Receivables and Inventory	673	906
Provision for Deferred Income Taxes	(634)	973
Minority Interest	446	395
Changes in Operating Assets and Liabilities:
Receivables	(8,590)	(6,897)
Inventory	298	2,093
Payables	712	933
Taxes	2,560	2,407
Deferred Purchased Gas Adjustment	4,446	665
Other	204	552

Net Cash Provided by Operating Activities	16,510	17,540

Cash Flows from Investing Activities
Capital Expenditures	(3,515)	(4,104)

Net Cash Used in Investing Activities	(3,515)	(4,104)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(4,536)	(4,791)
Changes in Short-Term Borrowings		(250)
Payment of Dividends	(3,128)	(2,934)
Dividend Reinvestment	209	191
Exercise of Stock Options	107	396
Partnership Distributions to Minority Interest Holders	(326)	(80)

Net Cash Used by Financing Activities	(7,674)	(7,468)

Net Increase in Cash and Cash Equivalents	5,321	5,968

Cash and Cash Equivalents at Beginning of Period	9,464	4,082

Cash and Cash Equivalents at End of Period	$14,785	$10,050

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

Note 2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004. Certain amounts in the prior-year financial statements have been reclassified to conform with the current year financial statement presentation.

Due to the high percentage of customers using gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the six-month periods ended March 31, 2005 and 2004 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended March 31, 2005 and 2004:

	Twelve Months
EnergySouth, Inc.	Ended March 31,
In Thousands, Except Per Share Data	2005	2004

Operating Revenues	$120,877	$113,860

Cost of Gas	44,968	39,837
Cost of Merchandise	2,801	2,467
Operations and Maintenance Expense	25,070	25,185
Depreciation Expense	9,939	9,253
Taxes, Other Than Income Taxes	8,545	7,999

Operating Income	29,554	29,119

Interest Expense	(7,589)	(8,176)
Allowance for Borrowed Funds Used During Construction	21	78
Interest Income	120	46
Less: Minority Interest	(856)	(762)

Income Before Income Taxes	$21,250	$20,305

Income Taxes	8,011	7,662

Net Income	$13,239	$12,643

Earnings Per Share
Basic	$1.69	$1.64

Diluted	$1.67	$1.63

Average Common Shares Outstanding
Basic	7,825	7,686

Diluted	7,922	7,776

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

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands, Except per Share Data	2005	2004	2005	2004

Net Income, as reported	$6,795	$6,372	$11,111	$10,440
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	50	41	94	88

Pro forma net income	$6,745	$6,331	$11,017	$10,352

Earnings per share:
Basic - as reported	$0.87	$0.83	$1.42	$1.35

Basic - pro forma	$0.86	$0.82	$1.41	$1.34

Diluted - as reported	$0.85	$0.81	$1.40	$1.34

Diluted - pro forma	$0.85	$0.81	$1.39	$1.33

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

The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended March 31, (in thousands)	2005	2004	2005	2004

Service cost	$227	$214	$43	$29
Interest cost	448	391	79	62
Amortization of transition asset		(32)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of unrecognized gain/(loss)		(32)	15	3
Expected return on plan assets	(643)	(645)	(68)	(71)

Net periodic benefit cost (credit)	$56	$(80)	$58	$12

	Pension		Postretirement
	Benefits		Benefits
For the six months ended March 31, (in thousands)	2005	2004	2005	2004

Service cost	$454	$429	$85	$59
Interest cost	897	782	158	125
Amortization of transition asset		(64)
Amortization of prior service cost	47	47	(22)	(22)
Amortization of unrecognized gain/(loss)		(64)	29	6
Expected return on plan assets	(1,286)	(1,289)	(136)	(141)

Net periodic benefit cost (credit)	$112	$(159)	$114	$27

For fiscal year 2005, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.

Note 5. Rates and Regulatory Matters

On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. RSE is a ratemaking methodology also used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million, $2.8 million, and $2.2 million, were implemented under the RSE tariff effective December 1, 2004, 2003, and 2002, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile GasL return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments.

In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause

Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $914,000 at March 31, 2005 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.

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

The Company is subject to the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. As described above, Mobile Gas’ rates are established under the RSE rate setting process and are based on average equity for the period. Mobile Gas’ rates are not adjusted to exclude a return on its investment in regulatory assets during the recovery period.

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	March 31,		March 31,		September 30,
	2005		2004		2004
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment			$1,868		$3,269
ESR Fund	$167	$417	167	$584	167	$500
Bad Debt Reserve	133	66	133	199	133	133
Other	23	14	80	41	37	27

Regulatory Assets	$323	$497	$2,248	$824	$3,606	$660

Liabilities

Bad Debt Reserve	$10		$31	$10	$20
ESR Fund	914		854		854
Deferred Investment Tax Credit	16	$129	15	144	15	$136
RSE Adjustment	78				343
Gross Receipt Tax Collections	4,117		3,744		3,405
Deferred Purchase Gas Adjustment	1,177
Asset Retirement Obligations		12,096		11,246		11,652

Regulatory Liabilities	$6,312	$12,225	$4,644	$11,400	$4,637	$11,788

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

The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At March 31, 2005 and 2004, the net acquisition adjustments were $5,955,000 and $6,245,000, respectively, and the balance at September 30, 2004 was $6,137,000.

Note 6. Earnings Per Share

Basic earnings per share and diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the period and the weighted average common shares outstanding during the period plus potential dilutive common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands	2005	2004	2005	2004

Weighted Average Common Shares	7,843	7,724	7,838	7,715

Effect of Dilutive Securities:
Options to Purchase Common Stock	106	94	105	94

Diluted Average Common Shares	7,949	7,818	7,943	7,809

Stock options awards to purchase approximately 76,000 shares and 74,000 shares as of March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive as the option exercise prices were greater than the shares market prices during these periods.

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

For the three months ended	Natural Gas	Natural Gas
March 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$39,383	$4,725	$1,040	$(1,049)	$44,099

Cost of Gas	19,453			(1,049)	18,404
Cost of Merchandise			610		610
Operations and Maintenance Expense	5,546	810	344		6,700
Depreciation Expense	1,925	620			2,545
Taxes, Other Than Income Taxes	2,627	236	22		2,885

Operating Income	9,832	3,059	64		12,955

Interest Income	1	38	93	(90)	42
Interest Expense	(782)	(1,074)	(76)	90	(1,842)
Allowance for Borrowed Funds Used During Construction	2	9			11
Less: Minority Interest	(30)	(188)			(218)

Income Before Income Taxes	$9,023	$1,844	$81		$10,948

For the three months ended	Natural Gas	Natural Gas
March 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$38,466	$4,397	$1,043	$(1,061)	$42,845

Cost of Gas	18,696			(1,061)	17,635
Cost of Merchandise			616		616
Operations and Maintenance Expense	5,667	798	449		6,914
Depreciation Expense	1,828	606			2,434
Taxes, Other Than Income Taxes	2,577	202	18		2,797

Operating Income	9,698	2,791	(40)		12,449

Interest Income	3	10		(5)	8
Interest Expense	(803)	(1,126)	(68)	5	(1,992)
Allowance for Borrowed Funds Used During Construction	4				4
Less: Minority Interest	(44)	(155)			(199)

Income Before Income Taxes	$8,858	$1,520	$(108)		$10,270

For the six months ended	Natural Gas	Natural Gas
March 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$70,441	$9,508	$2,605	$(2,087)	$80,467

Cost of Gas	35,413			(2,087)	33,326
Cost of Merchandise			1,569		1,569
Operations and Maintenance Expense	10,843	1,588	766		13,197
Depreciation Expense	3,851	1,244			5,095
Taxes, Other Than Income Taxes	4,837	458	41		5,336

Operating Income	15,497	6,218	229		21,944

Interest Income	2	67	95	(90)	74
Interest Expense	(1,510)	(2,162)	(131)	90	(3,713)
Allowance for Borrowed Funds Used During Construction	4	9			13
Less: Minority Interest	(65)	(381)			(446)

Income Before Income Taxes	$13,928	$3,751	$193		$17,872

For the six months ended	Natural Gas	Natural Gas
March 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$66,486	$8,716	$2,471	$(2,111)	$75,562

Cost of Gas	31,873			(2,111)	29,762
Cost of Merchandise			1,350		1,350
Operations and Maintenance Expense	10,890	1,527	929		13,346
Depreciation Expense	3,656	1,212			4,868
Taxes, Other Than Income Taxes	4,613	400	37		5,050

Operating Income	15,454	5,577	155		21,186

Interest Income	5	19		(10)	14
Interest Expense	(1,633)	(2,265)	(134)	10	(4,022)
Allowance for Borrowed Funds Used During Construction	12				12
Less: Minority Interest	(87)	(308)			(395)

Income Before Income Taxes	$13,751	$3,023	$21		$16,795

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

Note 9. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance; that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS 153 will be effective for the Company beginning July 1, 2005 and is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date. See Note 3 to the Unaudited Condensed Consolidated Financial Statements. The Company is currently evaluating the effects of the transition to the fair value method as required in SFAS 123R, which will be effective for the Company beginning October 1, 2005 based on the Securities and Exchange Commission’s announcement dated April 14, 2005.

In March 2005, the FASB issued Financial Interpretation No. 47 to clarify the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company no later than September 30, 2006. The adoption of FIN 47 will not have an impact on the Company’s financial statements .

Item 2	Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The Company

EnergySouth, Inc. is the holding company for a family of energy businesses. Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. MGS Storage Services is the general partner of Bay Gas Storage Company, a limited partnership that provides underground storage and delivery of natural gas for Mobile Gas and other customers. EnergySouth Services is the general partner of Southern Gas Transmission Company, which is engaged in the intrastate transportation of natural gas.

Results Of Operations

Consolidated Earnings

All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and six months ended March 31, 2005 increased $0.04 and $0.06 per diluted share as compared to the same prior-year periods. All segments contributed to the increase in earnings per share during the three-month period ended March 31, 2005 and the increase for the six-month period ended March 31, 2005 was due primarily to increased earnings from Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.

Earnings from the Company’s natural gas distribution business increased $0.01 per diluted share for the three-month period ended March 31, 2005 as compared to the same prior-year period and remained flat for the six month period ended March 31, 2005 as compared to the same prior-year period.

The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.02 and $0.05 per diluted share for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods. The positive earnings contributions are due primarily to additional storage revenues associated with short-term storage agreements.

Earnings from other business operations increased $0.01 per diluted share for each of the three and six-month periods ended March 31, 2005, as compared to the same prior-year periods, due primarily to additional reserves for bad debt and slow moving inventory recorded during the second quarter of fiscal 2004.

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

In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology also used by the APSC to regulate certain other utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million and $2.8 million, were implemented under the RSE tariff effective December 1, 2004 and 2003, respectively. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Natural gas distribution revenues increased $917,000 (2%) and $3,955,000 (6%), respectively, during the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to the rate adjustments to recover increased gas costs paid to suppliers and the RSE rate adjustments which went into effect on December 1, 2004 and 2003. The increase in revenues during the three and six-month periods were partially offset by declines of 18% and 15%, respectively, in volumes delivered to temperature-sensitive customers due to temperatures that were 18% and 13% warmer than the same period last year. A decline in the number of temperature-sensitive customers served during the current year periods also contributed to the offset.

Revenues from the sale of natural gas to large commercial and industrial customers increased $754,000 (29%) and $1,472,000 (32%), respectively, for the three and six-month periods ended March 31, 2005 due to a 10% increase in volumes delivered to these customers in each of the three and six-month periods and the rate adjustments noted above.

Revenues from the transportation of natural gas to large commercial and industrial customers during the three and six-month periods ended March 31, 2005 were approximately the same as in the comparable prior-year periods.

The cost of natural gas increased $757,000 (4%) and $3,540,000 (11%) for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to higher natural gas commodity prices.

Natural gas distribution margins, defined as revenues less cost of gas and related taxes,

increased for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due primarily to the increased sales to large commercial and industrial customers discussed above.

Increased margins realized from the rate adjustments effective December 1, 2003 and 2004 were largely offset by a decline in the number of temperature-sensitive customers served and a decline in usage per degree day by temperature-sensitive customers during the current year periods. Mobile Gas utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. Temperature-sensitive margins realized during the current year periods were, in fact, lower than the prior-year due to a decrease in residential customers’ gas consumption per heating degree-day. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. During the prior-year periods, residential customers’ usage deviated from this pattern and was unusually high. However, during the three and six months ended March 31, 2005, the decline in consumption by these customers reflected the declining trend in customer consumption as experienced in recent years. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.

Operations and maintenance (O&M) expenses decreased $121,000 (2%) for the three-months ended March 31, 2005 due to a decrease in payroll and payroll related costs. On January 16, 2004, Mobile Gas eliminated sixteen positions. Termination benefits were paid, and in accordance with Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Mobile Gas expensed $270,000 during the second quarter of fiscal year 2004 related to the special termination benefits. Partially offsetting the payroll savings in fiscal 2005 was an increase in insurance and promotional costs and accruals to restore the ESR reserve to its former balance. O&M expenses for the six-months ended March 31, 2005 were approximately the same as in the comparable prior-year periods.

Depreciation expense increased $97,000 (5%) and $195,000 (5%), respectively, for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $50,000 (2%) and $224,000 (5%), respectively, for the three and six-month periods ended March 31, 2005 due primarily to the increased revenues.

Interest expense decreased $21,000 (7%) and $123,000 (8%) for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to principal payments on long-term debt.

Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to a decline in pretax earnings of the partnership.

Natural Gas Storage

The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing for Mobile Gas and other customers substantial, long-term services that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004, in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of new rates for transportation-only service, which remains pending.

The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Together, the two caverns at Bay Gas currently hold approximately 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of these caverns is currently planned to enable them to ultimately hold 7.0 Bcf. Such development will occur pending certain operational considerations.

With the current working capacity of both caverns fully subscribed, Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working capacity. Based on the response to the open season, Bay Gas recently completed design and engineering work on a third storage cavern and related facilities and, in April 2005, entered into a multi-year contract agreement with BP Energy Company. With the agreement and design work now in place, construction of the third cavern is expected to begin in May 2005. The new cavern is designed to add 5.0 Bcf of working gas capacity and is anticipated to be in service by the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total storage capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.

Bay Gas’ revenues increased $328,000 (7%) and $792,000 (9%), respectively, during the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due primarily to short-term storage agreements entered into during fiscal 2005. Under these short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.

Operations and maintenance (O&M) expenses increased $12,000 (2%) and $61,000 (4%), respectively, during the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to a general increase in operating costs as a result of the recent expansion activities of Bay Gas.

Other taxes consist primarily of property taxes and those taxes increased $34,000 (17%) and $58,000 (15%) for the three and six-month periods as a combined result of the increased revenues associated with the expanded operations of Bay Gas’ second storage cavern and the increase in the assessed value of Bay Gas’ property, plant, and equipment due to the completion of the second storage cavern.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $33,000 (21%) and $73,000 (24%), respectively, during the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due to increased pretax earnings of the limited partnership as discussed above.

Other

Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.

Income before income taxes from Other business activities increased $189,000 and $172,000 for the three and six-month periods ended March 31, 2005 as compared to the same prior-year periods due primarily to the establishment of additional reserves during the second quarter of fiscal year 2004 for slow-moving merchandise inventory and bad debt reserves associated with financing activities.

Income Taxes

Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $255,000 (7%) and $406,000 (6%), respectively, for the three and six-month periods ended March 31, 2005 as compared to the same prior-year period.

Liquidity and Capital Resources

The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities decreased $1,030,000 during the six-month period ended March 31, 2005 as compared to the same period last fiscal year due to a decrease in deferred income tax expense, an increase in accounts receivable, and an increase in gas inventory stored underground. Partially offsetting the above negative impacts on cash flow from operating activities was an increase in net income and an increase in collections of gas costs from customers.

Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the six months ended March 31, 2005 and 2004, the Company used cash of $3,515,000 and $4,104,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. The expansion of Bay Gas’ third natural gas storage cavern, which is scheduled to commence in May 2005 at a total cost of up to $58,000,000, will be funded through the issuance of long-term debt and from internal cash.

Financing activities used cash of $7,674,000 and $7,468,000 during the six months ended March 31, 2005 and 2004, respectively. The $206,000 change in financing activities is due to an increase in dividends and partnership distributions and a decline in the number of stock options exercised, which were partially offset by a reduction in principal payments on long-term debt and short-term borrowings.

Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At March 31, 2005, the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Under its gas supply strategy, Mobile Gas enters into forward purchases of natural gas to lock in prices for a majority of its expected gas sales for the upcoming winter heating season. The commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment. See “Gas Supply” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004 and Item 3 below for further information.

The table below summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2005:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2005	2006	2007	2008	thereafter

Long-Term Debt	$3,012	$4,763	$5,019	$5,300	$68,309

Interest Payments	3,637	6,685	6,287	5,867	32,411

Gas Supply Contracts	2,387	1,170	1,187	1,187	3,215

Critical Accounting Policies

See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2004.

Forward-Looking Statements

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; changes in historical patterns of consumption by temperature-sensitive customers; the availability of other natural gas storage capacity; failures or delays in completing planned Bay Gas cavern development; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company’s ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, specific conditions in the Company’s service area, and the Company’s dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Mobile Gas is exposed to market risks associated with commodity prices of natural gas. Mobile Gas ameliorates the price risk associated with purchases of natural gas by using a combination of natural gas storage services, fixed price contracts and spot market purchases. As part of Mobile Gas’ gas supply strategy, it has adopted a policy under which management is authorized to commit to future gas purchases at fixed prices up to a specified percentage of the normalized degree-day usage for any corresponding month as outlined within the policy. All commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal purchases and Normal sales, of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149. Thus, the commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment.

At March 31, 2005, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings or cash flows.

At March 31, 2005 the Company had approximately $86.4 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.

See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

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

PART II. OTHER INFORMATION

Item 5. Other Information

The Company announced that the Board of Directors of the Company had approved the planned retirement at age 65 in July of 2007 of John S. Davis, President and Chief Executive Officer. The Board of Directors of the Company has appointed a special committee of the Board to evaluate possible internal and external candidates to succeed Mr. Davis as Chief Executive Officer, with the intent of completing the process sufficiently in advance of Mr. Davis’ retirement to allow him to work with his successor to assure a smooth transition.

Item 6. Exhibits

Exhibit No.	Description
10(e)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and BP Energy Company made as of the 31st day of March, 2005 and executed on April 19, 2005(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

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

ENERGYSOUTH, INC.

(Registrant)

Date: May 9, 2005	/s/ John S. Davis

John S. Davis
President and
Chief Executive Officer

Date: May 9, 2005	/s/ Charles P. Huffman

Charles P. Huffman
Senior Vice President and
Chief Financial Officer