Form 10-Q
period 2005-06-30
ENERGYSOUTH INC
filed 2005-08-09
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2005
Commission File No. 0-29604
ENERGYSOUTH, INC.
(Exact name of registrant as specified in its charter)

Alabama	58-2358943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama (Address of principal executive office)	36606 (Zip Code)
Registrant’s telephone number, including area code 251-450-4774
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at July 31, 2005 – 7,860,299 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005
INDEX

		Page No.
	PART I: FINANCIAL INFORMATION
Item 1	Financial Statements:

(a)	Unaudited Condensed Consolidated Balance Sheets June 30, 2005 and 2004 and September 30, 2004	3 - 4

(b)	Unaudited Condensed Consolidated Statements of Income Three and Nine Months Ended June 30, 2005 and 2004	5

(c)	Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2005 and 2004	6

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25 - 26

	PART II: OTHER INFORMATION

Item 5	Other Information	27

Item 6	Exhibits	27
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,

In Thousands	2005	2004	2004

	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$15,184	$10,739	$9,464
Receivables
Gas	7,824	7,671	6,394
Unbilled Revenue	1,589	1,630	1,143
Merchandise	2,197	2,281	2,249
Other	1,183	1,011	1,273
Allowance for Doubtful Accounts	(1,934)	(1,889)	(856)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,359	1,229	1,524
Gas Stored Underground (At Average Cost)	5,508	3,330	4,235
Regulatory Assets	323	2,895	3,606
Deferred Income Taxes	2,285	766	434
Prepayments	2,089	2,003	1,731

Total Current Assets	37,607	31,666	31,197

Property, Plant, and Equipment	279,534	272,625	274,789
Less: Accumulated Depreciation and Amortization	76,236	68,678	70,417

Property, Plant, and Equipment — net	203,298	203,947	204,372
Construction Work in Progress	2,933	201	225

Total Property, Plant, and Equipment	206,231	204,148	204,597

Other Assets
Prepaid Pension Cost	957	1,068	1,102
Deferred Charges	616	560	567
Prepayments	913	972	957
Regulatory Assets	415	742	660
Merchandise Receivables Due After One Year	3,161	3,421	3,374

Total Other Assets	6,062	6,763	6,660

Total	$249,900	$242,577	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,

In Thousands, Except Share Data	2005	2004	2004

	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,160	$6,208	$6,248
Accounts Payable	6,666	5,224	5,278
Dividends Declared	1,676	1,562	1,561
Customer Deposits	1,277	1,469	1,618
Taxes Accrued	3,499	3,121	2,312
Interest Accrued	463	521	1,122
Regulatory Liabilities	5,668	4,457	4,637
Other	1,302	986	998

Total Current Liabilities	25,711	23,548	23,774

Other Liabilities
Accrued Postretirement Benefit Cost	684	337	513
Deferred Income Taxes	23,534	20,919	21,378
Deferred Investment Tax Credits	247	275	262
Regulatory Liabilities	12,380	11,603	11,788
Other	1,570	1,558	1,413

Total Other Liabilities	38,415	34,692	35,354

	64,126	58,240	59,128

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding June 2005 - 7,855,000; June 2004 - 7,811,000; September 2004 - 7,827,000 Shares)	78	78	78
Capital in Excess of Par Value	26,835	25,818	26,162
Retained Earnings	75,377	68,368	67,625
Grantor Trust, at cost	(1,485)	(1,315)	(1,355)
Deferred Compensation Liability	1,485	1,315	1,355

Total Stockholders’ Equity	102,290	94,264	93,865
Minority Interest	5,063	4,592	4,769
Long-Term Debt	78,421	85,481	84,692

Total Capitalization	185,774	184,337	183,326

Total	$249,900	$242,577	$242,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
ENERGYSOUTH, INC.	Ended June 30,		Ended June 30,

In Thousands, Except Per Share Data	2005	2004	2005	2004

Operating Revenues
Gas Revenues	$21,362	$20,003	$99,224	$93,093
Merchandise Sales	672	663	2,558	2,382
Other	316	330	1,035	1,083

Total Operating Revenues	22,350	20,996	102,817	96,558

Operating Expenses
Cost of Gas	6,984	6,098	40,310	35,859
Cost of Merchandise	605	522	2,174	1,872
Operations and Maintenance	6,289	6,040	19,485	19,386
Depreciation	2,544	2,439	7,640	7,308
Taxes, Other Than Income Taxes	1,735	1,694	7,071	6,744

Total Operating Expenses	18,157	16,793	76,680	71,169

Operating Income	4,193	4,203	26,137	25,389

Other Income (Expense)
Interest Expense	(1,805)	(1,958)	(5,518)	(5,979)
Allowance for Borrowed Funds Used During Construction	49	4	62	16
Interest Income	103	21	177	35
Minority Interest	(203)	(188)	(649)	(583)

Total Other Income (Expense)	(1,856)	(2,121)	(5,928)	(6,511)

Income Before Income Taxes	2,337	2,082	20,209	18,878
Income Taxes	880	784	7,641	7,139

Net Income	$1,457	$1,298	$12,568	$11,739

Earnings Per Share
Basic	$0.19	$0.17	$1.60	$1.52

Diluted	$0.18	$0.16	$1.58	$1.50

Average Common Shares Outstanding

Basic	7,854	7,803	7,843	7,745
Diluted	7,947	7,896	7,945	7,838

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
EnergySouth, Inc.	Ended June 30,

In Thousands	2005	2004

Cash Flows from Operating Activities
Net Income	$12,568	$11,739
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	7,915	7,596
Provision for Losses on Receivables and Inventory	967	1,096
Provision for Deferred Income Taxes	307	2,123
Minority Interest	649	583
Changes in Operating Assets and Liabilities:
Receivables	(1,570)	(1,046)
Inventory	(1,091)	549
Payables	842	(1,817)
Taxes	1,186	1,932
Deferred Purchased Gas Adjustment	4,037	(4)
Other	716	725

Net Cash Provided by Operating Activities	26,526	23,476

Cash Flows from Investing Activites
Capital Expenditures	(8,730)	(5,862)

Net Cash Used in Investing Activities	(8,730)	(5,862)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(7,359)	(6,956)
Changes in Short-Term Borrowings	—	(250)
Payment of Dividends	(4,816)	(4,485)
Dividend Reinvestment	307	274
Exercise of Stock Options	147	592
Partnership Distributions to Minority Interest Holders	(355)	(132)

Net Cash Used in Financing Activities	(12,076)	(10,957)

Net Increase in Cash and Cash Equivalents	5,720	6,657

Cash and Cash Equivalents at Beginning of Period	9,464	4,082

Cash and Cash Equivalents at End of Period	$15,184	$10,739

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
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the nine-month periods ended June 30, 2005 and 2004 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended June 30, 2005 and 2004:

	Twelve Months
EnergySouth, Inc.	Ended June 30,

In Thousands, Except Per Share Data	2005	2004

Operating Revenues	$122,231	$114,273

Cost of Gas	45,854	40,080
Cost of Merchandise	2,884	2,403
Operations and Maintenance Expense	25,319	24,811
Depreciation Expense	10,044	9,401
Taxes, Other Than Income Taxes	8,586	8,092

Operating Income	29,544	29,486

Interest Expense	(7,436)	(8,025)
Allowance for Borrowed Funds Used During Construction	66	68
Interest Income	202	49
Less: Minority Interest	(871)	(773)

Income Before Income Taxes	$21,505	$20,805

Income Taxes	8,107	7,850

Net Income	$13,398	$12,955

Earnings Per Share
Basic	$1.71	$1.68

Diluted	$1.69	$1.66

Average Common Shares Outstanding
Basic	7,837	7,730

Diluted	7,936	7,823

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
Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,

In Thousands, Except per Share Data	2005	2004	2005	2004

Net Income, as reported	$1,457	$1,298	$12,568	$11,739
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	55	47	149	134

Pro forma net income	$1,402	$1,251	$12,419	$11,605

Earnings per share:
Basic — as reported	$0.19	$0.17	$1.60	$1.52

Basic — pro forma	$0.18	$0.16	$1.58	$1.50

Diluted — as reported	$0.18	$0.16	$1.58	$1.50

Diluted — pro forma	$0.18	$0.16	$1.56	$1.48

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits

For the three months ended June 30, (in thousands)	2005	2004	2005	2004

Service cost	$215	$214	$43	$29
Interest cost	445	391	79	62
Amortization of transition asset		(32)
Amortization of prior service cost	24	24	(11)	(11)
Amortization of unrecognized gain/(loss)		(32)	15	3
Expected return on plan assets	(643)	(645)	(68)	(71)

Net periodic benefit cost (credit)	$41	$(80)	$58	$12

	Pension		Postretirement
	Benefits		Benefits

For the nine months ended June 30, (in thousands)	2005	2004	2005	2004

Service cost	$646	$643	$128	$88
Interest cost	1,335	1,172	236	187
Amortization of transition asset		(96)
Amortization of prior service cost	71	71	(33)	(33)
Amortization of unrecognized gain/(loss)		(96)	44	9
Expected return on plan assets	(1,929)	(1,934)	(204)	(212)

Net periodic benefit cost (credit)	$123	$(240)	$171	$39

For fiscal year 2005, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.
Note 5. Rates and Regulatory Matters
On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. On May 23, 2005, Mobile Gas filed an application requesting that the APSC extend Mobile Gas’ RSE rate making methodology for an additional five year period. On June 14, 2005, the APSC issued an order to extend RSE on substantially the same basis from October 1, 2005 through September 30, 2009. In addition, absent an APSC order after that date modifying the RSE rate tariff, RSE shall continue in effect beyond September 30, 2009.
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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $944,000 at June 30, 2005 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	June 30,		June 30,		September 30,
	2005		2004		2004
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment			$2,537		$3,269
ESR Fund	$167	$375	167	$542	167	$500
Bad Debt Reserve	133	33	133	166	133	133
Other	23	7	58	34	37	27

Regulatory Assets	$323	$415	$2,895	$742	$3,606	$660

Liabilities

Bad Debt Reserve	$5		$25	$5	$20
ESR Fund	944		854		854
Deferred Investment Tax Credit	15	$125	15	141	15	$136
RSE Adjustment	16				343
Gross Receipt Tax Collections	3,920		3,563		3,405
Deferred Purchase Gas Adjustment	768
Asset Retirement Obligations		12,255		11,457		11,652

Regulatory Liabilities	$5,668	$12,380	$4,457	$11,603	$4,637	$11,788

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At June 30, 2005 and 2004, the net acquisition adjustments were $5,863,000 and $6,245,000, respectively, and the balance at September 30, 2004 was $6,137,000.
Note 6. Earnings Per Share
Basic earnings per share and diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the period and the weighted average common shares outstanding during the period plus potential dilutive common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,
In Thousands	2005	2004	2005	2004

Weighted Average Common Shares	7,854	7,803	7,843	7,745

Effect of Dilutive Securities:
Options to Purchase Common Stock	93	93	102	93

Diluted Average Common Shares	7,947	7,896	7,945	7,838

Stock option awards to purchase approximately 76,000 shares and 74,000 shares as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive as the option exercise prices were greater than the shares market prices during these periods.
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

For the three months ended	Natural Gas	Natural Gas
June 30, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$17,950	$4,476	$988	$(1,064)	$22,350

Cost of Gas	8,048			(1,064)	6,984
Cost of Merchandise			605		605
Operations and Maintenance Expense	5,181	794	314		6,289
Depreciation Expense	1,925	619			2,544
Taxes, Other Than Income Taxes	1,484	238	13		1,735

Operating Income	1,312	2,825	56		4,193

Interest Income	15	50	64	(26)	103
Interest Expense	(702)	(1,063)	(66)	26	(1,805)
Allowance for Borrowed Funds Used During Construction	7	42			49
Less: Minority Interest	(33)	(170)			(203)

Income Before Income Taxes	$599	$1,684	$54		$2,337

For the three months ended	Natural Gas	Natural Gas
June 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$16,667	$4,372	$993	$(1,036)	$20,996

Cost of Gas	7,134			(1,036)	6,098
Cost of Merchandise			522		522
Operations and Maintenance Expense	4,982	695	363		6,040
Depreciation Expense	1,828	611			2,439
Taxes, Other Than Income Taxes	1,436	246	12		1,694

Operating Income	1,287	2,820	96		4,203

Interest Income	10	11			21
Interest Expense	(825)	(1,114)	(19)		(1,958)
Allowance for Borrowed Funds Used During Construction	4				4
Less: Minority Interest	(29)	(159)			(188)

Income Before Income Taxes	$447	$1,558	$77		$2,082

For the nine months ended	Natural Gas	Natural Gas
June 30, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$88,391	$13,984	$3,593	$(3,151)	$102,817

Cost of Gas	43,461			(3,151)	40,310
Cost of Merchandise			2,174		2,174
Operations and Maintenance Expense	16,023	2,382	1,080		19,485
Depreciation Expense	5,777	1,863			7,640
Taxes, Other Than Income Taxes	6,321	696	54		7,071

Operating Income	16,809	9,043	285		26,137

Interest Income	17	117	159	(116)	177
Interest Expense	(2,212)	(3,225)	(197)	116	(5,518)
Allowance for Borrowed Funds Used During Construction	11	51			62
Less: Minority Interest	(98)	(551)			(649)

Income Before Income Taxes	$14,527	$5,435	$247		$20,209

For the nine months ended	Natural Gas	Natural Gas
June 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$83,153	$13,087	$3,465	$(3,147)	$96,558

Cost of Gas	39,006			(3,147)	35,859
Cost of Merchandise			1,872		1,872
Operations and Maintenance Expense	15,871	2,223	1,292		19,386
Depreciation Expense	5,484	1,824			7,308
Taxes, Other Than Income Taxes	6,049	646	49		6,744

Operating Income	16,743	8,394	252		25,389

Interest Income	14	30		(9)	35
Interest Expense	(2,457)	(3,378)	(153)	9	(5,979)
Allowance for Borrowed Funds Used During Construction	16				16
Less: Minority Interest	(117)	(466)			(583)

Income Before Income Taxes	$14,199	$4,580	$99		$18,878

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
Based on recent plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation ofF the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Mobile Gas has begun discussions with ADEM to identify steps necessary to obtain ADEM’s concurrence with Mobile Gas’ plans for the site. The Company engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.
Note 9. New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance; that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS 153 became effective for the Company beginning July 1, 2005 and did not have an impact on the Company’s financial statements.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principle Board (APB) Opinion No. 20 and SFAS No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. Retrospective application to prior periods financial statements of the change in accounting principle is required unless it is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 will not have an impact on the Company’s financial statements .
Note 10. Subsequent Event
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of their Mobile plant facility and has been paying Mobile Gas a minimum annual payment as required under the terms of their contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a termination agreement, Mobile Gas will receive $6,100,000 with $4,750,000 to be paid in fiscal 2006 and the final payment of $1,350,000 due October 1, 2006. Mobile Gas will petition the APSC for approval to recognize the payments as a regulatory liability and amortize the balance into income over the remaining years of the original contract term.

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
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and nine months ended June 30, 2005 increased $0.02 and $0.08, respectively, per diluted share as compared to the same prior-year periods. The increase in earnings for the three-month period ended June 30, 2005 was due to increased earnings from Mobile Gas’ natural gas distribution system and Bay Gas’ natural gas storage business. All segments contributed to the increase in earnings per share during the nine-month period ended June 30, 2005. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business increased $0.01 per diluted share for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods.
The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.01 and $0.06 per diluted share for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods. The positive earnings contributions are due primarily to additional storage revenues associated with long and short-term storage agreements.
Earnings from other business operations were flat for the three-month period ended June 30, 2005 and increased $0.01 per diluted share for the nine-month period ended June 30, 2005, as compared to the same prior-year periods, due primarily to an increase in interest income.
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
Natural gas distribution revenues increased $1,283,000 (8%) and $5,238,000 (6%), respectively, during the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to the rate adjustments to recover increased gas costs paid to suppliers and the RSE rate adjustments which went into effect on December 1, 2004 and 2003. The increase in revenues during the three and nine-month periods were partially offset by declines of 3% and 13%, respectively, in volumes delivered to temperature-sensitive customers due to temperatures that were 16% warmer than the nine-month period last year. A decline in the number of temperature-sensitive customers served during the current year periods also contributed to the offset.
Revenues from the sale of natural gas to large commercial and industrial customers increased $337,000 (17%) and $1,809,000 (27%), respectively, for the three and nine-month periods ended June 30, 2005 due to 4% and 8% increases in volumes delivered to these customers in the three and nine-month periods, respectively, and the rate adjustments noted above.
Revenues from the transportation of natural gas to large commercial and industrial customers during the three and nine-month periods ended June 30, 2005 were approximately the same as in the comparable prior-year periods.
The cost of natural gas increased $914,000 (13%) and $4,455,000 (11%) for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to higher natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due primarily to the rate adjustments and increased sales to large commercial and industrial customers.
Increased margins realized from the rate adjustments effective December 1, 2003 and 2004 were largely offset by a decline in the number of temperature-sensitive customers served and a decline in usage per degree day by temperature-sensitive customers during the current year periods. Mobile Gas utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. Temperature-sensitive margins realized during the current year periods were, in fact, lower than the prior-year due to a decrease in residential customers’ gas consumption per heating degree-day. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. During the prior-year periods, residential customers’ usage deviated from this pattern and was unusually high. However, during the nine months ended June 30, 2005, the decline in consumption by these customers reflected the declining trend in customer consumption as experienced in recent years. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.
Operations and maintenance (O&M) expenses increased $199,000 (4%) and $152,000 (1%) for the three and nine months ended June 30, 2005 due to accruals to restore the ESR reserve to its former balance, additional audit fees associated with the review and testing of the Company’s internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and increased payroll-related benefit costs.
Depreciation expense increased $97,000 (5%) and $293,000 (5%), respectively, for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $48,000 (3%) and $272,000 (5%), respectively, for the three and nine-month periods ended June 30, 2005 due primarily to the increased revenues.
Interest expense decreased $123,000 (15%) and $245,000 (10%) for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to principal payments on long-term debt.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest was flat for the three months ended June 30, 2005 as compared to the same prior-year period and decreased slightly during the nine-month period ended June 30, 2005 due to a decline in pretax earnings of the partnership.

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
With the current working capacity of both caverns fully subscribed, Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working capacity. Based on the response to the open season, Bay Gas recently completed design, engineering, and site work on a third storage cavern and related facilities and has entered into multi-year contract agreements with customers for a substantial portion of the cavern. Development of the third cavern is currently expected to begin in August 2005. The new cavern is designed to add 5.0 Bcf of working gas capacity and is anticipated to be in service by the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total storage capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Bay Gas’ revenues increased $104,000 (2%) during the three-month period ended June 30, 2005 as compared to the same prior-year period due primarily to additional revenues derived from a new long-term storage agreement. Revenues increased $897,000 (7%) during the nine-month period ended June 30, 2005 as compared to the same prior year period due primarily to long and short-term storage agreements entered into during fiscal 2005. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.

Operations and maintenance (O&M) expenses increased $99,000 (14%) and $159,000 (7%), respectively, during the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to increases in operating costs as a result of the expansion activities of Bay Gas.
Other taxes were flat for the three-month period ended June 30, 2005 as compared to the same prior year period. Other taxes increased $50,000 (8%) for the nine months ended June 30, 2005 as a combined result of increased revenues associated with the expanded operations of Bay Gas’ second storage cavern and the increase in the assessed value of Bay Gas’ property, plant, and equipment due to the completion of the second storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $11,000 (7%) and $85,000 (18%), respectively, during the three and nine-month periods ended June 30, 2005 as compared to the same prior-year periods due to increased pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities remained flat for the three-month period ended June 30, 2005 as compared to the same prior-year period. During the nine-month period ended June 30, 2005 income before income taxes increased $148,000 as compared to the same prior year period due primarily to interest income earned from temporary investments.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $96,000 (12%) and $502,000 (7%), respectively, for the three and nine-month periods ended June 30, 2005 as compared to the same prior-year period.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $3,050,000 during the nine-month period ended June 30, 2005 as compared to the same period last fiscal year due primarily to collections of increased gas costs from customers, an increase in net income, and an increase in payables. Partially offsetting the above positive impacts on cash flow from operating activities was an increase in gas inventory stored underground and a decrease in deferred income tax expense. See Natural Gas Distribution section for additional information regarding the pass-through to customers of the cost of gas.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the nine months ended June 30, 2005 and 2004, the Company used cash of $8,730,000 and $5,862,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. The Company plans that the construction of Bay Gas’ third natural gas storage cavern, which is currently scheduled to commence in August 2005 at a total cost of up to $58,000,000, will be funded through the issuance of long-term debt and from internal cash.
Financing activities used cash of $12,076,000 and $10,957,000 during the nine months ended June 30, 2005 and 2004, respectively. The additional cash used in financing activities was due to an increase in dividends, partnership distributions, and principal payments on long-term debt.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At June 30, 2005, the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
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
The table below summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2005:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2009 and
Obligations (in thousands):	2005	2006	2007	2008	thereafter

Long-Term Debt	$789	$5,213	$5,019	$5,300	$67,260

Interest Payments	1,220	6,656	6,242	5,822	31,722

Gas Supply Contracts	3,443	6,693	1,187	1,187	3,215
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
At June 30, 2005, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings or cash flows.
At June 30, 2005 the Company had approximately $83.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
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

ENERGYSOUTH, INC. (Registrant)
Date: August 9, 2005	/s/ John S. Davis
John S. Davis
President and Chief Executive Officer Chief

Date: August 9, 2005	/s/ Charles P. Huffman
Charles P. Huffman
Senior Vice President and Chief Financial Officer