Form 10-K
period 2005-09-30
ENERGYSOUTH INC
filed 2005-12-14
CIK 1051286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ____ to ____
Commission File Number 0-29604
EnergySouth, Inc.
(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(251)450-4774
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

None	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock ($.01 par value)
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of Common Stock (the only outstanding class of voting or non-voting common equity), Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low closing price as reported by NASDAQ) on March 31, 2005 was approximately $223,177,951.
As of December 2, 2005, there were 7,905,738 shares of Common Stock, Par Value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed on or about December 19, 2005, for the Annual Meeting of Stockholders on January 27, 2006 are incorporated by reference into Part III.

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
     Mobile Gas was incorporated under the laws of the State of Alabama in 1933. Mobile Gas is engaged in the purchase, distribution, sale and transportation of natural gas to approximately 97,000 residential, commercial and industrial customers in Southwest Alabama, including the City of Mobile. Mobile Gas’ service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.
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
     MGS Marketing Services, Inc. (“Marketing”) was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas. During fiscal year 2003, as existing contracts for marketing services expired, such contracts were not renewed by Marketing. As of September 30, 2004 and 2005, the Company was not actively engaged in activities previously provided by Marketing.
     In connection with the Reorganization, Services and Marketing became wholly-owned subsidiaries of EnergySouth during fiscal year 1998.
     MGS Storage Services, Inc. (“Storage”) was incorporated on December 4, 1991 as a wholly-owned subsidiary of Mobile Gas. Effective December 19, 2000, Storage became a wholly-owned subsidiary of EnergySouth. As of September 30, 2005 Storage held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. (“Bay Gas”), an Alabama limited partnership, and a 9.1% limited partnership interest was held by Olin Corporation (“Olin”). Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.

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
     For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2005, 2004, and 2003, see Note 10 to the Consolidated Financial Statements.
Customers
     Of the approximately 97,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2005, approximately 56% of the Company’s gas revenues were derived from residential sales, 16% from small commercial and industrial sales, 9% from large commercial and industrial sales, 8% from transportation services, and 11% from storage and miscellaneous services. Residential sales in fiscal 2005 accounted for approximately 5% of the total volume of gas delivered to the Company’s customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 92%, respectively. For further information with respect to revenues from and deliveries to the various categories of the Company’s customers, see Item 6, “Selected Financial Data” below.
     Gross margins, defined as Gas Revenues less Cost of Gas, by business segment are shown in Note 10 of the Notes to the Consolidated Financial Statements. The ten largest customers of the Company accounted for approximately 23% of the Company’s gross margin in fiscal 2005, with the largest accounting for approximately 9%.
     EnergySouth is located at the crossroads of the expanding offshore natural gas production areas of the Central Gulf Coast and the developing gas-fired electric generation markets in the lower Southeast region of the United States. Mobile Gas provides transportation services to two electric generating facilities which became operational in fiscal 2001. Bay Gas provides transportation services to three gas-fired electric generating facilities. During fiscal 1999 Bay Gas entered into storage contracts with electric utilities which fully subscribed the remaining space in its first storage cavern. During fiscal 2000 Bay Gas entered into a long term contract with Southern Company Services, Inc., as agent for a number of electric utility subsidiaries of Southern Company, to provide storage capacity of up to 3.2 million MMBtu of natural gas for those subsidiaries. To accommodate this contract, Bay Gas constructed a second underground storage cavern as discussed in “Gas Storage” below. During fiscal 2004, the remaining portion of the second cavern was fully subscribed on a firm basis, primarily through additional storage contracts with various electric utility customers.
     Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working gas capacity. Based on the response to the open season, Bay Gas recently completed design, engineering, site work, and began construction on a third storage cavern and related facilities. It has also entered into multi-year contracts with customers for a majority of the planned third cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by the summer of 2007.
     While there are no current reported plans for additional gas-fired electric generation facilities in the Company’s immediate service area, industry projections indicate Florida utilities plan to add substantial gas-fueled power generation in the next decade. Management continues to believe that Bay Gas, with the possible construction of additional caverns, is well positioned to serve the storage needs of that market.
Gas Supply
     The Company is directly connected to three natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with two of these producers. For the fiscal year ended September 30, 2005, the Company obtained approximately 58% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.
     Mobile Gas has a current peak day firm requirement of 105,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company has contracted for firm transportation and storage service (“No-Notice Service”) for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011. Gas supply for “No-Notice Service” is met through a contract with BP Energy Company through March 31, 2006. The Company also has firm supply contracts with Coral Energy Resources, L.P. for varying monthly quantities through March 31, 2006 through Mobile Gas’ direct connection with the Shell Yellowhammer processing plant .
Gas Storage
     Construction of Bay Gas’ first storage cavern and facilities was completed in 1994. At September 30, 2005, the first cavern had the capacity to hold up to 3.2 million MMBtu of natural gas. Approximately .9 million MMBtu of the gas injected into the storage cavern, called “base gas,” remains in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.3 million MMBtu, represents working storage capacity, referred to herein as “working gas capacity”. In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of .8 million MMBtu of working gas capacity of the first cavern for an initial period of 20 years.
     The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc., an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working gas capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of these caverns is currently planned to enable them to hold 7.0 Bcf. Such development will be subject to certain operational considerations to avoid interruption of storage operations.
     With the current working gas capacity of both existing caverns fully subscribed, Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working gas capacity. Based on the response to the open season, Bay Gas recently completed design, engineering, site work, and began construction on a third storage cavern and related facilities. It has also entered into multi-year contracts with customers for a majority of the planned third cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Competition
     Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its primary service area; however, it does compete with municipal gas distributors in some rural areas and in one small community which has allowed multiple gas franchises. Electricity competes with natural gas for such uses as cooking, water heating and space heating.
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
     On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. On May 23, 2005, Mobile Gas filed an application requesting that the APSC extend Mobile Gas’ RSE rate making methodology. On June 14, 2005, the APSC issued an order to extend RSE on substantially the same basis from October 1, 2005 through September 30, 2009. In addition, absent an APSC order after that date modifying the RSE rate tariff, RSE shall continue in effect beyond September 30, 2009.
     RSE is a ratemaking methodology also used by the APSC to regulate certain other Alabama utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million, $2.8 million, and $2.2 million, were implemented under the RSE tariff effective December 1, 2004, 2003, and 2002, respectively. Mobile Gas’ rates, as established under RSE, allow a return on average equity for the period. As such, Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July together with Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No such adjustments were required through the July 2005 and 2004 test periods. Mobile Gas’ financial results for fiscal year 2005 and 2004 did, however, result in a return on equity above the allowed range. As a result, adjustments of $433,000 and $343,000 were made to fiscal year 2005 and 2004 earnings, respectively, such that the return on equity as calculated for RSE purposes equaled 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflects the amount owed to customers. A $343,000 reduction in rates was made in fiscal 2005, and a corresponding reduction in rates will be made in fiscal year 2006 for the $433,000 adjustment.
     RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, Mobile Gas benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was below the index range for the fiscal year ended September 30, 2005. Under RSE Mobile Gas could recover one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC has approved a waiver of this RSE requirement and instead will allow this amount to be used to offset potential required returns to customers should O&M expense per customer exceed the index range in future years.
     In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $975,000 at September 30, 2005 is included in the Consolidated Balance Sheet as part of Regulatory Liabilities.
     In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, with $4,750,000 to be paid in fiscal 2006 and the final payment of $1,350,000 due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.

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
     The Alabama Department of Environmental Management (“ADEM”) has conducted a Brownfield Site Inspection of the property, and recently reported that its inspection did not indicate that a threat to human health currently exists. ADEM has, however, indicated various options for actions on the site. The Company is evaluating those options. Based upon the report and its review by the Company’s environmental consultants, the Company has not changed its best estimate of $200,000 as a remediation liability. The Company sought and was allowed by the APSC to record this amount in expense in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
Employees
     Mobile Gas employed 249 full-time employees as of September 30, 2005. Of these, approximately 38% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2005 Bay Gas employed 12 full-time employees. The Company believes that it enjoys generally good labor relations.
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
     The general plant consists of land, structures (with aggregate floor space of approximately 115,000 square feet), office equipment, transportation equipment and miscellaneous equipment, all located in Mobile County, Alabama.
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
     Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2005.
Item 3. Legal Proceedings.
     The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Item 4a. Executive Officers of the Registrant
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.
     Information relating to executive officers who are also directors is included under the caption “Election of Directors” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
     The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company for terms expiring in January 2006.

Business Experience
Name, Age, and Position	During Past 5 Years

W. G. Coffeen, III, 59	Appointed in December 2004;
Senior Vice President of Corporate	Previously: Senior Vice President of
Development – EnergySouth, Inc.	Operations and Marketing -
EnergySouth, Inc. (2000 - 2004);
Vice President of Corporate
Development and Planning -
EnergySouth, Inc. (1998 -2000)

Business Experience
Name, Age, and Position	During Past 5 Years
Senior Vice President of Corporate Development	Appointed in December 2004;
– Mobile Gas Service Corporation;	Previously: Senior Vice President of
Director and President – EnergySouth Services,	Operations and Marketing - Mobile Gas
Inc.; Director and President – MGS Marketing	Service Corporation (2000 - 2004);
Services, Inc.	Vice President of Corporate Development
and Planning - Mobile Gas Service
Corporation (1998 -2000); Vice President
- MGS Marketing Services, Inc.;
Vice President - MGS Storage
Services, Inc. (1998 - 2000)

Charles P. Huffman, 52	Appointed in December 2000;
Senior Vice President and Chief Financial Officer	Previously: Vice President, Chief
- EnergySouth, Inc.	Financial Officer, and Treasurer -
EnergySouth, Inc. (1998 - 2001)

Senior Vice President and Chief Financial Officer	Appointed in December 2000;
- Mobile Gas Service Corporation; Vice	Previously: Vice President, Chief
President and Chief Financial Officer -	Financial Officer, Treasurer, and
EnergySouth Services, Inc.; Director, Vice	Assistant Secretary - Mobile Gas
President and Chief Financial Officer — MGS	Service Corporation; Vice
Marketing Services, Inc.; Director, Vice President	President/Treasurer - EnergySouth
and Chief Financial Officer — MGS Storage	Services, Inc.; Director/Vice
Services, Inc.	President/Treasurer - MGS Storage
Services, Inc.; Director/Vice
President/Treasurer - MGS
Marketing Services, Inc. (1998 -
2001)

G. Edgar Downing, Jr., 49 *	Appointed in December 2005
Senior Vice President, Secretary and	Previously: Vice President, Secretary
General Counsel — EnergySouth, Inc.;	and General Counsel - EnergySouth, Inc.
(1998 - 2005)

Senior Vice President, Secretary and	Appointed in December 2005; Previously:
General Counsel — Mobile Gas Service	Secretary, General Counsel and Vice
Corporation; Director, Vice President and	President of Administration - Mobile Gas
Secretary — EnergySouth Services, Inc,; Director,	Service Corporation; Director, Vice
Vice President and Secretary — EnergySouth	President and Secretary - EnergySouth
Services, Inc.; Vice President and Secretary -	Services, Inc,; Director, Vice
MGS Marketing Services, Inc.; Director, Vice	President and Secretary - EnergySouth
President and Secretary — MGS Storage	Services, Inc.; Vice President and Secretary -
Services, Inc.	MGS Marketing Services, Inc.; Director, Vice
President and Secretary - MGS Storage
Services, Inc.

Business Experience
Name, Age, and Position	During Past 5 Years
Susan P. Stringer, 44	Appointed in December 2000
Vice President and Controller — EnergySouth,
Inc.

Vice President and Controller — Mobile Gas	Appointed in December 2000;
Service Corporation	Previously: Director - Financial
Reporting - Mobile Gas Service
Corporation (2000); Manager -
Financial Reporting - Mobile Gas
Service Corporation (1999 - 2000);
Accounting Manager - Mobile Gas
Service Corporation (1998 - 1999);

LaBarron N. McClendon, 41	Appointed in December 2001
Vice President Human Resources -
EnergySouth, Inc.

Vice President Human Resources — Mobile Gas	Appointed December 2001;
Service Corporation	Previously: Director Human
Resources - Mobile Gas Service
Corporation (1999 - 2001); Manager
Human Resources - Mobile Gas
Service Corporation (1998 - 1999);

Daniel T. Ford, 39	Appointed in June 2002
Treasurer — EnergySouth, Inc.

Treasurer — Mobile Gas Service Corporation;	Appointed June 2002; Previously:
Treasurer — EnergySouth Services, Inc.;	Director Rates and Analysis - Mobile
Treasurer — MGS Marketing Services, Inc.;	Gas Service Corporation (2000 -
Treasurer — MGS Storage Services, Inc.	2002); Manager Rates and Analysis
- Mobile Gas Service Corporation
(1997 - 2000)

*	Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company

PART II
PART II
Item 5. Market for the Registrant’s Common Stock Equity and Related Stockholder Matters
     The Registrant’s Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol “ENSI”. As of December 3, 2005 there were 1,271 holders of record of the Company’s Common Stock. Information regarding Common Stock dividends and the bid price range, as adjusted for the three-for-two stock split effective September 2, 2004, for Common Stock during the periods indicated is as follows:

	Per Share
	Dividends Declared		Closing Price Range
Fiscal Year
Quarter Ended	2005	2004	2005		2004
			High	Low	High	Low
December 31	$.200	$.190	$29.060	$26.450	$23.680	$20.850
March 31.200		.190	29.840	27.070	23.900	21.750
June 30.215		.200	28.660	24.650	26.490	22.580
September 30.215		.200	28.650	25.820	28.750	25.490
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

Item 6 — EnergySouth, Inc. — Selected Financial Data
FINANCIAL SUMMARY

Years Ended September 30,	2005	2004	2003

SELECTED FINANCIAL DATA (in thousands, except per share data)
Gas Revenues	$119,987	$111,488	$95,150
Merchandise Sales	3,263	3,029	3,259
Other	1,356	1,455	1,206

Total Operating Revenues	$124,606	$115,972	$99,615

Income Before Cumulative Effect of Changes in Accounting Principles	$13,841	$12,568	$11,135
Cumulative Effect of Changes in Accounting Principles

Net Income	$13,841	$12,568	$11,135

Preferred Stock Dividends

Earnings Applicable to Common Stock	$13,841	$12,568	$11,135
Cash Dividends Per Share of Common Stock (1)	$0.83	$0.78	$0.74

Basic Earnings Per Share of Common Stock (1):

Income Before Cumulative Effect of Changes in Accounting Principles	$1.76	$1.62	$1.47
Net Income (1)	$1.76	$1.62	$1.47

Diluted Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.74	$1.60	$1.45
Net Income (1)	$1.74	$1.60	$1.45

Average Common Shares Outstanding (1):

Basic (1)	7,854	7,764	7,599
Diluted (1)	7,950	7,860	7,686

Total Assets	$252,459	$242,304	$236,888
Long-Term Debt	$77,579	$84,692	$92,640

STATISTICAL
Gas Revenue (in thousands):

Sales:
Residential	$66,701	$64,283	$54,470
Commercial and Industrial — Small	19,717	17,100	13,795
Commercial and Industrial — Large	10,502	8,696	8,101
Transportation	9,920	9,799	10,405
Storage (other than intercompany)	12,383	10,805	7,401
Other	764	805	978

Total	$119,987	$111,488	$95,150

Delivery to Customers (in thousand therms):

Gas Sales:
Residential	36,335	42,546	44,617
Commercial and Industrial — Small	13,314	13,709	13,664
Commercial and Industrial — Large	9,165	8,943	10,463
Transportation	646,564	695,561	759,936

Total	705,378	760,759	828,680

Customers Billed (peak month):

Residential	91,343	92,537	93,318
Commercial and Industrial — Small	5,035	5,143	5,111
Commercial and Industrial — Large	82	77	78
Transportation	42	41	43

Total	96,502	97,798	98,550

Degree Days (2)	1,400	1,619	1,773
NUMBER OF EMPLOYEES (END OF PERIOD)	261	265	285

Note: (1)	All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth, Inc. common stock effective February 2, 1998 and the three-for-two stock split effective September 2, 2004.

Note: (2)	The number of degrees that the daily mean temperature falls below 65 degrees F. The Company’s rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

2002	2001	2000	1999	1998	1997	1996

$81,560	$103,424	$69,714	$63,889	$70,740	$69,622	$68,334
3,499	2,966	2,913	2,827	2,920	2,678	2,674
1,360	1,369	1,470	1,344	1,329	1,281	1,224

$86,419	$107,759	$74,097	$68,060	$74,989	$73,581	$72,232

$10,231	$6,138	$8,792	$8,624	$8,417	$8,126	$8,631

	—	—	(349)	—	—

$10,231	$6,138	$8,792	$8,275	$8,417	$8,126	$8,631

$10,231	$6,138	$8,792	$8,275	$8,417	$8,126	$8,631
$0.71	$0.68	$0.65	$0.61	$0.56	$0.52	$0.49

$1.37	$0.83	$1.19	$1.18	$1.15	$1.12	$1.19
$1.37	$0.83	$1.19	$1.13	$1.15	$1.12	$1.19

$1.35	$0.82	$1.19	$1.17	$1.14	$1.11	$1.19
$1.35	$0.82	$1.19	$1.12	$1.14	$1.11	$1.19

7,451	7,389	7,356	7,326	7,298	7,266	7,239
7,569	7,481	7,416	7,400	7,389	7,322	7,257

$232,213	$232,014	$175,902	$181,518	$173,862	$168,667	$157,038
$98,645	$90,592	$55,222	$58,017	$58,979	$63,580	$54,509

$47,839	$65,394	$41,750	$39,575	$44,725	$44,330	$43,929
11,105	15,499	9,433	8,613	9,208	8,948	8,348
6,436	10,060	6,316	5,242	6,784	7,638	7,914
10,834	9,594	9,336	8,215	8,210	6,886	6,571
4,383	2,134	2,153	1,689	1,204	1,176	926
963	743	726	555	609	644	646

$81,560	$103,424	$69,714	$63,889	$70,740	$69,622	$68,334

42,651	51,415	43,014	39,866	51,493	48,099	59,403
12,717	14,318	12,590	11,781	13,231	12,338	14,148
10,679	12,570	12,860	11,683	15,169	16,975	23,252
947,515	790,741	611,541	357,183	335,905	284,248	279,798

1,013,562	869,044	680,005	420,513	415,798	361,660	376,601

93,563	94,948	95,131	95,022	95,443	95,446	95,338
5,153	5,197	5,256	5,282	5,305	5,267	5,257
80	89	95	92	97	101	105
37	43	37	37	30	30	30

98,833	100,277	100,519	100,433	100,875	100,844	100,730

1,577	1,978	1,379	1,196	1,889	1,487	2,030
295	300	291	280	281	276	276

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operation.
The Company
EnergySouth, Inc. (EnergySouth) is the holding company for a family of energy businesses. EnergySouth and its consolidated subsidiaries are collectively referred to herein as the “Company”. Mobile Gas Service Corporation (Mobile Gas) purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. MGS Storage Services (Storage) is the general partner of Bay Gas Storage Company (Bay Gas), a limited partnership that provides underground storage and delivery of natural gas for Mobile Gas and other customers. EnergySouth Services (Services) is the general partner of Southern Gas Transmission Company (SGT), which is engaged in the intrastate transportation of natural gas.
Summary
Consolidated Net Income
Diluted earnings per share increased $0.14 in fiscal 2005, up 9% from fiscal 2004. Fiscal year 2004 earnings per share increased 10% as compared to fiscal 2003. Financial information by business segment is shown in Note 10 to the Consolidated Financial Statements.
2005 vs 2004 Earnings from the Company’s natural gas distribution business increased $0.02 per diluted share during fiscal year 2005, primarily from its Mobile Gas subsidiary. Mobile Gas’ earnings were positively impacted by rate adjustments which became effective December 1, 2004 and 2003 based upon the guidelines established under the Rate Stabilization and Equalization (RSE) tariff. For further information on RSE, see “Natural Gas Distribution” below and Note 2 to the Consolidated Financial Statements.
The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings of $0.11 per diluted share during fiscal 2005, an increase of 22% as compared to fiscal 2004. The positive earnings contribution was due primarily to additional storage revenues associated with long and short-term storage agreements entered into during fiscal 2005. The increased revenues were partially offset by additional operating costs as a result of the expansion activities of Bay Gas.
Earnings from other business operations increased $0.01 per diluted share during fiscal 2005 due primarily to an increase in interest income from temporary investments and an increase in merchandising and related activities due to additional sales volumes in fiscal 2005 and provisions for bad debts recorded in fiscal 2004.
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
The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow rate adjustments to pass through to customers the cost of gas, certain taxes, and incremental costs associated with the replacement of cast iron mains. These costs, therefore, have little direct impact on the Company’s unit margins, which are defined as natural gas distribution revenues less the cost of natural gas and related taxes. Wholesale natural gas prices continued to rise during fiscal 2005 due to the tight balance between supply and demand and an active hurricane season in the Gulf of Mexico. The trend of high natural gas prices which continued throughout fiscal years 2004 and 2005 has had a negative impact on the Company’s margins, in aggregate dollars, through 1) energy conservation efforts that reduce consumption and 2) loss of customers due to non-payment of bills. Since the winter of 2000-2001, when the commodity price of natural gas first rose to unprecedented levels, Mobile Gas has experienced negative net growth in customers served. Customer counts as of the end of the fiscal year declined approximately 1.1%, 1.4%, and 0.3% in fiscal years 2005, 2004, and 2003, respectively. While Mobile Gas continues to expand its service territory by adding new mains and services, these additions have been more than offset by the number of customers who have left the system. Mobile Gas is focused on improving net customer growth through strategies that are directed at 1) increasing appliances in new and existing customers’ homes, 2) seeking high-value commercial customers that use natural gas for purposes other than space heating, 3) retaining customers by marketing the benefits of gas appliances and identifying and targeting those customers who may be at risk for leaving the system or converting to alternative fuels, and 4) minimizing the volatility of natural gas prices in customers’ bills.
Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by locking in gas prices at fixed rates. Mobile Gas’ strategy for purchasing gas and the Company’s use of natural gas storage capacity is designed to reduce volatility of gas prices on customers’ bills. However, Mobile Gas has had to adjust its rates to reflect the increased gas costs paid to its suppliers.
In fiscal year 2002, the APSC approved Mobile Gas’ request for an RSE tariff, a ratemaking methodology already used by the APSC to regulate certain other Alabama utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million and $2.8 million, were implemented under the RSE tariff effective December 1, 2004 and 2003, respectively. Mobile Gas’ rates, as established under RSE, allow a return on average equity for the period. As such, Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC has conducted reviews using fiscal year-to-date performance through January, April and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity was expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No such adjustments were required through the July 2005 or 2004 test periods. Mobile Gas’ financial results for fiscal years 2005 and 2004 did, however, result in a return on equity above the allowed range. As a result, an adjustment of $433,000 and $343,000 was made to fiscal year 2005 and fiscal year 2004 pre-tax earnings, respectively, such that the return on equity, as calculated for RSE purposes, equaled 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflects the amount owed to customers. A reduction in rates of $433,000 will be made in fiscal year 2006. In the same manner, a reduction was made in fiscal year 2005 which resulted in $343,000 being fully refunded to customers by the end of the fiscal year 2005. See Notes 1 and 2 to the Consolidated Financial Statements.
RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was below the index range for the fiscal year ended September 30, 2005. Under RSE, Mobile Gas could recover one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC has approved a waiver of this RSE requirement and instead will allow this amount to be used to offset any potential required returns to customers should O&M expense per customer exceed the index range in future years.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, with $4,750,000 to be paid in fiscal 2006 and the final payment of $1,350,000 due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
Fiscal 2005 was an active hurricane season in which Hurricane Katrina threatened Mobile Gas’ service territory and brought devastation to neighboring Gulf Coast communities. Mobile Gas’ distribution system remained operational through the storm with the exception of minimal service losses in one small coastal community that received damaging water levels from the storm surge. The majority of those services were reactivated within four days and Mobile Gas continues to work with that community toward total restoration. While some additional expenses were incurred in maintaining system operations during the storm and in providing relief efforts in the days and weeks that followed, Hurricane Katrina did not have a significant impact on the results of operations of Mobile Gas’ distribution system.
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
Natural gas distribution revenues increased $6,921,000 (7%) and $13,120,000 (15%), respectively, during fiscal 2005 and 2004 due primarily to the rate adjustments to recover increased gas costs paid to suppliers. Revenues also increased during the two most recent fiscal years as a result of the RSE rate adjustments that went into effect on December 1, 2004 and 2003.
Revenues from the sale of natural gas to residential and small commercial customers, referred to as temperature-sensitive customers, since their gas usage is affected to a large degree by temperatures during the heating season, increased $5,035,000 (6%) and $13,119,000 (19%), respectively, during fiscal 2005 and 2004 due to the rate adjustments discussed above. During fiscal 2005 and fiscal 2004, the increase in revenues from rate adjustments was partially offset by a decline in customers served and the impact of weather. Temperatures during the fiscal 2005 and 2004 winter heating season were 16% and 2%, respectively, warmer than normal. As a result, volumes delivered to temperature-sensitive customers declined 12% and 4% in fiscal 2005 and fiscal 2004 as compared to the respective prior fiscal years.
Revenues from the sale of natural gas to large commercial and industrial customers increased $1,806,000 (21%) and $594,000 (7%) during fiscal 2005 and 2004, respectively, due to increases in the price of natural gas and the RSE adjustments. Volumes delivered to these customers increased 2.5% in fiscal 2005 due to increased usage by interruptible customers and declined 15% in fiscal 2004 due primarily to higher natural gas prices.

Revenues from the transportation of natural gas to large commercial and industrial customers during fiscal 2005 increased less than 2% when compared to fiscal 2004 as volumes delivered to these customers were relatively flat. Transportation revenues decreased $417,000 (6%) during fiscal 2004 with a corresponding decline in volumes of 8% due primarily to increased gas prices. Transportation revenues are expected to decrease, beginning in fiscal 2006, approximately $195,000 as a result of the Termination Agreement discussed in Note 2 to the Consolidated Financial Statements.
The cost of natural gas increased $5,774,000 (13%) and $10,532,000 (30%), respectively, for fiscal years 2005 and 2004 due to higher natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased 2% and 5% for fiscal years 2005 and 2004, respectively, primarily as a result of the RSE rate adjustments. The increase in margins realized from the rate adjustments in both years were partially offset by a decline in the number of temperature-sensitive customers served. During fiscal 2005, increased margins from the rate adjustments were largely offset by a decline in usage per degree-day by temperature-sensitive customers. Mobile Gas utilizes a temperature adjustment rider on gas sales to residential and small commercial/industrial customers during the months of November through April to mitigate the impact that warmer or colder than normal weather has on earnings. Temperature-sensitive margins realized during fiscal 2005 were lower than fiscal 2004 due to a decrease in residential customers’ gas consumption per heating degree-day. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Contrary to the general trend, consumption by residential customers in fiscal 2004, when adjusted for weather, trended up from prior periods, increasing 1.3% from fiscal 2003. However, during fiscal 2005, the 6.1% decline in consumption by these customers reflected the declining trend in customer consumption as experienced in recent years. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather. The increase in fiscal 2004 margins was also partially offset by the declines in volumes delivered to large commercial and industrial customers who are not subject to the temperature adjustment rider.
Operations and maintenance (O&M) expenses decreased $80,000 during fiscal 2005. This is the result of lower payroll costs because of the elimination of sixteen positions during fiscal 2004, lower service and main repair costs which were unusually high in fiscal 2004, and the recording of a $200,000 remediation liability in fiscal 2004 related to a former manufactured gas plant. See Note 8 to the Consolidated Financial Statements. Partially offsetting these reductions were increased benefit costs and additional audit fees associated with the review and testing of the Company’s internal controls in compliance with Section 404 of the Sarbanes Oxley Act of 2002.
O&M expenses increased $285,000 in fiscal 2004 when bad debt provisions increased $299,000 as compared to fiscal 2003 due to a rise in gas revenues associated with the increase in natural gas prices. Mobile Gas’ O&M expenses in fiscal 2004 also reflect the remediation liability discussed above and increases in insurance, employee benefit costs and an unusually high level of repairs and maintenance on mains. These increased expenses were offset by a decrease in payroll costs and associated benefits related to the elimination of sixteen positions during fiscal 2004 and a decrease in advertising and promotional expenses.
Depreciation expense increased $342,000 (5%) and $351,000 (5%), respectively, for fiscal 2005 and 2004 due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $366,000 (5%) and $723,000 (11%), respectively, for fiscal year 2005 and 2004 due primarily to the increased revenues discussed above.
Interest expense decreased $355,000 (11%) and $219,000 (6%), respectively, for fiscal 2005 and 2004 due to principal payments on long-term debt.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased $21,000 (14%) and $58,000 (28%), respectively, for fiscal 2005 and 2004 due to a decline in pretax earnings of the partnership.
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
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc., an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working gas capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of these caverns is currently planned to enable them to hold 7.0 Bcf. Such development will be subject to certain operational considerations to avoid interruption of storage operations.

With the current working gas capacity of both existing caverns fully subscribed, Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working gas capacity. Based on the response to the open season, Bay Gas recently completed design, engineering, site work, and began construction on a third storage cavern and related facilities. It has also entered into multi-year contracts with customers for a majority of the cavern. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively .
Bay Gas’ revenues increased $1,590,000 (9%) and $3,177,000 (22%) during fiscal 2005 and 2004, respectively. See Note 10 to the Consolidated Financial Statements for segment disclosure. Revenues increased in fiscal 2005 due to new long and short-term storage agreements. Under the short-term agreements, available working gas capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity. Fiscal 2004 revenues were positively impacted by additional storage revenues associated with the first full year of operations of the second cavern and the signing of a new storage agreement during the first quarter of fiscal year 2004. Partially offsetting 2004 revenues was the expiration in May 2003 of an option agreement for transportation services over and above contracted volumes. Bay Gas entered into an agreement in November 2001 which granted to a customer an option to order transportation of additional volumes in excess of the volumes currently under long-term contract. Bay Gas received $3,274,000 in consideration of the option agreement which was amortized over the nineteen-month option period.
Operations and maintenance (O&M) expenses increased $297,000 (10%) and $401,000 (16%) during fiscal 2005 and 2004, respectively, due to increases in operating costs as a result of the expansion activities of Bay Gas.
Depreciation expense increased $68,000 (3%) in fiscal year 2005 due to increased investments in property, plant, and equipment. Fiscal 2004 depreciation expense increased $438,000 (22%) due primarily to the second storage cavern which was placed in service in April 2003.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $24,000 (3%) and $249,000 (41%), respectively, in fiscal 2005 and 2004. Fiscal 2004 taxes increased as a result of the commencement of operations of Bay Gas’ second storage cavern.
Interest expense decreased $213,000 (5%) and $173,000 (4%), respectively, in fiscal years 2005 and 2004 due to principal payments on long-term debt.
Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. During fiscal 2005, capitalized interest cost increased $174,000 due to the commencement of the development of the third storage cavern. Capitalized interest costs decreased $1,109,000 for the 2004 fiscal year due to the completion of Bay Gas’ second storage cavern on April 1, 2003.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $154,000 (24%) and $109,000 (20%), respectively, during fiscal 2005 and 2004 due to increased pretax earnings of the limited partnership.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 10 to the Consolidated Financial Statements for segment disclosure.
Income before income taxes from Other business activities increased $181,000 in fiscal 2005 due primarily to interest income earned from temporary investments and an increase in merchandising and merchandising related activities due to additional sales volumes in fiscal 2005 and provisions for bad debts recorded in fiscal 2004 . In fiscal 2004, income decreased $97,000 (38%) due primarily to a decline in interest income earned from financing activities, the establishment of additional bad debt provisions associated with financing activities and increases in operating expenses related to merchandising activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. The Company’s effective tax rate in 2005, 2004, and 2003 was 39.4%, 37.7%, and 37.6%, respectively. The components of income tax expense are reflected in Note 5 to the Consolidated Financial Statements.
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
Gas Supply
A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. To minimize the volatility of natural gas prices to its customers, Mobile Gas has implemented a gas supply strategy in which it enters into forward purchases to lock in prices for a majority of its expected gas sales during the upcoming winter heating season. All commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal Purchases and Normal Sales, Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149. Thus, the commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2006 — $14,012,000; 2007 — $1,187,000; 2008 — $1,187,000; 2009 — $1,187,000; 2010 - $1,187,000; and 2011 — $842,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period through 2014. Mobile Gas’ purchased gas adjustment provision in rate tariffs filed with the APSC allows a recovery of demand and commodity costs of purchased gas from customers. Should Mobile Gas’ customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, Mobile Gas believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers’ rates.
Environmental
The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations. See Note 8 to the Consolidated Financial Statements for a discussion of certain environmental issues.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows. Cash provided by operating activities was $30.6 million, $26.9 million, and $17.6 million in 2005, 2004, and 2003, respectively. Cash provided from operating activities increased $3.7 million in 2005 as compared to 2004 due primarily to collections of increased gas costs from customers, an increase in net income, and an increase in payables, including taxes. Partially offsetting the above positive impacts on cash flow from operating activities was an increase in gas inventory stored underground, an increase in accounts receivable, and a decrease in deferred income taxes. Cash provided from operating activities increased $9.3 million in 2004 as compared to 2003 due to an increase in net income, an increase in taxes payable, and an under-collection of increased gas costs from customers in the prior year.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During 2005, 2004, and 2003, the Company used cash of $16.4 million, $8.5 million and $16.2 million, respectively, for construction of distribution and storage facilities, purchases of equipment and other general improvements. During fiscal 2005, Bay Gas invested $7.3 million in the ongoing construction of the third cavern and the completion of a pipeline interconnect project. In fiscal 2003, $4.9 million was invested by Bay Gas in the completion of the second cavern. In addition, Mobile Gas entered into a thirty-year franchise agreement in October 2002 with the City of Spanish Fort and invested $1.5 million during fiscal 2003 in the expansion of its distribution system into the City of Spanish Fort.

The Company expects fiscal 2006 capital expenditures by Mobile Gas to be approximately $11.9 million and by Bay Gas to be approximately $22.6 million. Mobile Gas’ projected 2006 expenditures include normal construction activity, including equipment purchases and other general improvements and will be funded by internal cash generation and short-term borrowings. Bay Gas’ anticipated capital expenditures include ongoing development of a third salt-dome storage cavern designed to provide 5.0 Bcf of working gas capacity and the expansion of injection and withdrawal capabilities. The expansion of storage facilities is expected to be funded through internal cash generation and the issuance of long-term debt.
Financing activities used cash of $14.0 million, $13.0 million and $7.9 million in fiscal 2005, 2004 and 2003, respectively. Long term debt payments and the payment of quarterly dividends account for most of the cash used in each year. Dividend payments of $6.4 million, $6.0 million, and $5.6 million in fiscal 2005, 2004, and 2003, respectively, were offset by dividend reinvestment of $0.4 million in each fiscal year. Fiscal 2005 and fiscal 2004 included additional optional principal payments of $1.9 million and $1.7 million, respectively. Receipts of $0.6 million, $0.7 million, and $1.2 million in fiscal 2005, 2004 and 2003, respectively, from the exercise of stock options partially offset the cash used in financing activities.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement which extends through February 28, 2007. At September 30, 2005 the Company had $20.0 million available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Additional funds in an aggregate amount of $6,100,000 is expected to be provided in fiscal 2006 and 2007 in accordance with the terms of the Termination Agreement as discussed in Note 2 to the Consolidated Financial Statements. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
The table below summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2005:

						Fiscal
Type of Contractual	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2011 and
Obligations (in thousands):	2006	2007	2008	2009	2010	thereafter

Long-Term Debt	$5,213	$5,019	$5,300	$5,454	$5,653	$56,153

Interest Payments	6,656	6,242	5,822	5,382	4,930	21,410

Estimated Future Minimum Payments for Bay Gas Service Fees	153	153	267	305	305	8,429

Constuction Contracts for Bay Gas’ 3rd Cavern Development	1,503

Gas Supply Contracts	14,012	1,187	1,187	1,187	1,187	842

Total	$27,537	$12,601	$12,576	$12,328	$12,075	$86,834

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
At September 30, 2005, the discount rate used for pension and postretirement purposes was 5.75 and 5.5 percent, respectively. A hypothetical 25 basis point decrease in the annual discount rate would increase pension and postretirement benefit expense by $38,000 and $17,000, respectively. At September 30, 2005, the expected rate of return on assets for actuarial purposes was 8.25 percent and 7.75 percent for pension and post-retirement benefits, respectively. A hypothetical 25 basis point decrease in the expected rate of return on assets would increase pension and postretirement expense by $82,000 and $9,000, respectively. At September 30, 2005, the rate of compensation increase used for actuarial purposes was 3.75 percent. A hypothetical 25 basis point increase in the expected rate of future compensation increases would increase pension expense by $26,000.
Forward-Looking Statements
Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; changes in historical patterns of consumption by temperature-sensitive customers; the availability of other natural gas storage capacity; failures or delays in completing planned Bay Gas cavern development; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company’s ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, allowed rates of return and purchased gas adjustment provisions; general economic conditions, specific conditions in the Company’s service area, and the Company’s dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.
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
At September 30, 2005, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings or cash flows.
At September 30, 2005 the Company had approximately $82.8 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” under Item 7 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

Item 8. Financial Statements and Supplementary Data.
The financial statements and financial statement schedules and the Report of Independent Registered Public Accounting Firm thereon filed as part of this report are listed in the “EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules” at Page F-1, which follows Part IV hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Conclusion Regarding Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.
Management’s Report On Internal Control Over Financial Reporting
The Management of EnergySouth, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). EnergySouth Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EnergySouth, Inc.;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of EnergySouth, Inc. are being made only in accordance with the authorization of management and directors of EnergySouth, Inc.; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of EnergySouth Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on our evaluation, Management concluded that EnergySouth, Inc.’s internal control over financial reporting was effective as of September 30, 2005. Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements of EnergySouth, Inc. included in this report, have issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
The CEO and CFO have concluded that during the most recent fiscal quarter covered by this report there were no changes in internal controls over financial reporting that materially affected or are reasonably likely to materially affect internal controls over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
EnergySouth, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EnergySouth, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30,2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated November 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Atlanta, Georgia
November 30, 2005

PART III
Item 10. Directors, Executive Officers, and Control Persons of the Registrant.
Information under the captions “Election of Directors” and “Information Regarding the Board of Directors” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
For information with respect to executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report.
Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information under the captions “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and 2005 Year-End Option Values,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “EnergySouth, Inc. Stock Performance Graph” and under the headings “Employees’ Retirement Plan,” Employee Savings Plan,” “Agreements with Mr. Davis,” “Change of Control Agreements,” “Insurance” and “Other Compensation” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.

There were no transactions required to be disclosed pursuant to this item.
Item 14. Principal Accountant Fees and Services
Information under the Caption “Relationship With Independent Public Accountants” contained in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
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

ENERGYSOUTH, INC.
Registrant

December 2, 2005	By:	/s/ Charles P. Huffman

Charles P. Huffman, Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Hope, III	Director, Chairman	December 2, 2005
John C. Hope, III

/s/ Walter L. Hovell	Director, Vice-Chairman	December 2, 2005
Walter L. Hovell

Director, President and Chief Executive Officer
/s/ John S. Davis	(Principal Executive Officer)	December 2, 2005
John S. Davis

Senior Vice President and Chief Financial Officer
/s/ Charles P. Huffman	(Principal Financial and Accounting Officer)	December 2, 2005
Charles P. Huffman

Signatures (Continued)

/s/ Walter A. Bell	Director	December 2, 2005
Walter A. Bell

/s/ Gaylord C. Lyon	Director	December 2, 2005
Gaylord C. Lyon

/s/ Judy A. Marston	Director	December 2, 2005
Judy A. Marston

/s/ G. Montgomery Mitchell	Director	December 2, 2005
G. Montgomery Mitchell

/s/ Harris V. Morrissette	Director	December 2, 2005
Harris V. Morrissette

/s/ S. Felton Mitchell	Director	December 2, 2005
S. Felton Mitchell

/s/ Robert H. Rouse	Director	December 2, 2005
Robert H. Rouse

/s/ Thomas B. Van Antwerp	Director	December 2, 2005
Thomas B. Van Antwerp

ENERGYSOUTH, INC.
AND SUBSIDIARIES
Schedules other than that referred to above are omitted and are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EnergySouth, Inc.
We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EnergySouth, Inc. and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Atlanta, Georgia
November 30, 2005

ONSOLIDATED STATEMENTS OF INCOME
EnergySouth, Inc.

Years Ended September 30, (in thousands, except per share data)	2005	2004	2003

Operating Revenues
Gas Revenues	$119,987	$111,488	$95,150
Merchandise Sales	3,263	3,029	3,259
Other	1,356	1,455	1,206

Total Operating Revenues	124,606	115,972	99,615

Operating Expenses
Cost of Gas	47,166	41,404	30,859
Cost of Merchandise	2,765	2,582	2,473
Operations and Maintenance	25,314	25,219	24,425
Depreciation	10,122	9,712	8,923
Taxes, Other Than Income Taxes	8,655	8,258	7,277

Total Operating Expenses	94,022	87,175	73,957

Operating Income	30,584	28,797	25,658

Other Income and (Expense)
Interest Expense	(7,283)	(7,897)	(8,369)
Allowance for Borrowed Funds Used During Construction	210	20	1,231
Interest Income	259	60	71
Minority Interest	(938)	(805)	(754)

Total Other Income (Expense)	(7,752)	(8,622)	(7,821)

Income Before Income Taxes	22,832	20,175	17,837
Income Taxes	8,991	7,607	6,702

Net Income	$13,841	$12,568	$11,135

Earnings Per Share

Basic	$1.76	$1.62	$1.47
Diluted	$1.74	$1.60	$1.45

Average Common Shares Outstanding

Basic	7,854	7,764	7,599
Diluted	7,950	7,860	7,686

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
EnergySouth, Inc.

September 30, (in thousands):	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$9,662	$9,464
Receivables
Gas	7,568	6,244
Unbilled Revenue	1,777	1,143
Merchandise	2,123	2,249
Other	1,468	1,273
Allowance for Doubtful Accounts	(1,029)	(856)
Materials, Supplies, and Merchandise (At Average Cost)	1,319	1,524
Gas Stored Underground For Current Use (At Average Cost)	5,666	4,235
Regulatory Assets	323	3,606
Deferred Income Taxes	3,784	434
Prepayments	1,814	1,731

Total Current Assets	34,475	31,047

Property, Plant, and Equipment	283,605	274,789
Less: Accumulated Depreciation and Amortization	77,982	70,417

Property, Plant, and Equipment — Net	205,623	204,372
Construction Work in Progress	6,265	225

Total Property, Plant, and Equipment	211,888	204,597

Other Assets
Prepaid Pension Cost	939	1,102
Deferred Charges	390	567
Prepayments	1,249	957
Regulatory Assets	333	660
Merchandise Receivables Due After One Year	3,185	3,374

Total Other Assets	6,096	6,660

Total	$252,459	$242,304

See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):	2005	2004

LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,213	$6,248
Accounts Payable	6,235	5,134
Dividends Declared	1,684	1,561
Customer Deposits	1,294	1,468
Taxes Accrued	6,037	2,250
Interest Accrued	970	1,122
Regulatory Liabilities	6,704	4,843
Other	1,150	998

Total Current Liabilities	29,287	23,624

Other Liabilities
Accrued Postretirement Benefit Cost	762	513
Deferred Income Taxes	22,626	21,378
Deferred Investment Tax Credits	236	262
Regulatory Liability	12,576	11,788
Other	1,597	1,413

Total Other Liabilities	37,797	35,354

	67,084	58,978

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding 2005 - 7,898,000; 2004 - 7,827,000 Shares)	79	78
Capital in Excess of Par Value	27,457	26,162
Retained Earnings	74,952	67,625
Grantor Trust, at cost	(1,539)	(1,355)
Deferred Compensation Liability	1,539	1,355

Total Stockholders’ Equity	102,488	93,865
Minority Interest	5,308	4,769
Long-Term Debt	77,579	84,692

Total Capitalization	185,375	183,326

Total	$252,459	$242,304

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
EnergySouth, Inc.

	Common Stock		Capital in
	Number of	Par	Excess of	Retained	Grantor	Deferred
(In thousands, except per share data)	Shares	Value	Par Value	Earnings	Trust	Compensation	Total

Balance at September 30, 2002	7,571	$76	$21,581	$55,626			$77,283
Net Income				11,135			11,135
Dividend Reinvestment Plan	20		351				351
Stock Options Exercised Including Income Tax Benefits	108	1	1,531				1,532
Cash Dividends — $0.74 per share				(5,647)			(5,647)

Balance at September 30, 2003	7,699	77	23,463	61,114			84,654
Net Income				12,568			12,568
Dividend Reinvestment Plan	16		370				370
Stock Options Exercised Including Income Tax Benefits	54	1	940				941
Shares issued to Grantor Trust to fund Deferred Compensaton Liability	58		1,389		(1,389)	1,389	1,389
Distributions from Grantor Trust					34	(34)
Cash Dividends — $0.78 per share				(6,057)			(6,057)

Balance at September 30, 2004	7,827	78	26,162	67,625	(1,355)	1,355	93,865
Net Income				13,841			13,841
Dividend Reinvestment Plan	14		396				396
Stock Options Exercised Including Income Tax Benefits	49	1	680				681
Shares issued to Grantor Trust to fund Deferred Compensation Liability	8		219		(219)	219	219
Distributions from Grantor Trust					35	(35)
Cash Dividends — $0.83 per share				(6,514)			(6,514)

Balance at September 30, 2005	7,898	$79	$27,457	$74,952	$(1,539)	$1,539	$102,488

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
EnergySouth, Inc.

Years Ended September 30, (in thousands)	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$13,841	$12,568	$11,135
Depreciation and Amortization	10,454	10,079	9,301
Provision for Losses on Receivables	869	1,129	576
Provision for Losses on Inventory	20	72	46
Provision for Deferred Income Taxes	(2,104)	2,931	5,475
Minority Interest	938	805	754
Changes in Operating Assets and Liabilities:
Receivables	(2,273)	(754)	(2,138)
Inventory	(1,203)	(651)	(521)
Payables	270	(1,478)	1,111
Taxes Payable	3,724	1,061	(885)
Deferred Purchased Gas Adjustment	4,648	(736)	(5,715)
Other	1,395	1,826	(1,492)

Net Cash Provided by Operating Activities	30,579	26,852	17,647

Cash Flows from Investing Activities

Capital Expenditures	(16,428)	(8,491)	(16,206)

Net Cash Used In Investing Activities	(16,428)	(8,491)	(16,206)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(8,148)	(7,706)	(3,909)
Changes in Short-term Borrowings		(250)	250
Payment of Dividends	(6,381)	(5,964)	(5,550)
Dividend Reinvestment	396	370	351
Exercise of Stock Options	581	748	1,193
Partnership Distributions	(401)	(177)	(256)

Net Cash Used In Financing Activities	(13,953)	(12,979)	(7,921)

Net Increase (Decrease) in Cash and Cash Equivalents	198	5,382	(6,480)

Cash and Cash Equivalents at Beginning of Year	9,464	4,082	10,562

Cash and Cash Equivalents at End of Year	$9,662	$9,464	$4,082

Cash Paid During the Year for:
Interest	$7,351	$7,932	$8,312

Income Taxes	$7,300	$3,549	$1,883

Noncash Transactions from Investing and Financing Activities:
Accruals for Capital Expenditures	$1,198	$748	$669

Dividend Payments Held in Escrow	$1,610	$1,477	$1,384

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
Property, Plant, and Equipment
Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $5,774,000 and $6,137,000 at September 30, 2005 and 2004, respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired and are recovered through rates approved by the APSC.
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
Bay Gas’ storage caverns include recoverable gas volumes (“base gas”) that are necessary to maintain pressure and deliverability requirements. Base gas is accounted for at cost and is included in Storage Plant as disclosed in Note 3 below and within Property, Plant, and Equipment in the Consolidated Balance Sheet. Since base gas is recoverable, it is not subject to depreciation.
Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the APSC. For the years ended September 30, 2005, 2004, and 2003 approved depreciation rates averaged approximately 4.1% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.
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

A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

EnergySouth, Inc.
In Thousands	2005	2004	2003

Weighted Average Common Shares	7,854	7,764	7,599

Effect of Dilutive Securities:
Options to Purchase Common Stock	96	96	87

Diluted Average Common Shares	7,950	7,860	7,686

Stock option awards to purchase approximately 76,000 and 72,000 shares as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive as the option exercise prices were greater than the shares’ market prices during these periods.
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
The significant regulatory assets and liabilities as of September 30, are (in thousands):

	2005		2004
	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchased Gas Adjustment			$3,269
ESR Fund	$167	$333	167	$500
Bad Debt Reserve	133		133	133
Other	23		37	27

Regulatory Assets	$323	$333	$3,606	$660

Liabilities

Bad Debt Reserve			$20
ESR Fund	$975		854
Deferred Investment Tax Credit	15	$121	15	$136
RSE Adjustment	433		343
Gross Receipt Tax Collections	3,751		3,467
Deferred Purchased Gas Adjustment	1,379
Asset Retirement Obligations		12,455		11,652
Other	151		144

Regulatory Liabilities	$6,704	$12,576	$4,843	$11,788

In the event that a portion of the Company’s operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically addressed through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair market value.
Stock-Based Compensation
The Company has employee stock option plans, which are described more fully in Note 6 below. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has been recognized.

Had compensation cost for the plans been determined based on the fair value of the options on the grant date, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

(In thousands, except per share data)	2005	2004	2003

Net Income, as reported	$13,841	$12,568	$11,135
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	202	185	164

Pro forma net income	$13,639	$12,383	$10,971

Earnings per share

Basic — as reported	$1.76	$1.62	$1.47
Basic — pro forma	$1.74	$1.59	$1.44

Diluted — as reported	$1.74	$1.60	$1.45
Diluted — pro forma	$1.72	$1.58	$1.43

Average Common Shares Outstanding

Shares — Basic	7,854	7,764	7,599
Shares — Diluted	7,912	7,820	7,655

See discussion of SFAS 123R, which modifies SFAS 123, under “New Accounting Standards” below.
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring after July 1, 2005 and did not have an impact on the Company’s financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date. The Company adopted SFAS 123R as of

October 1, 2005 using the modified prospective method. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. The Company expects that the adoption of SFAS 123R will reduce fiscal year 2006 net income by approximately $210,000, or $0.03 per diluted share, for compensation cost recognized on awards outstanding at October 1, 2005.
In March 2005, the FASB issued Financial Interpretation No. 47 to clarify the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company no later than September 30, 2006. The adoption of FIN 47 will not have a material impact on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. Retrospective application to prior periods financial statements of the change in accounting principle is required unless it is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 will not have an impact on the Company’s financial statements.
Reclassifications
Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2005 financial statement presentation.
2. RATES AND REGULATIONS
On June 10, 2002, the Alabama Public Service Commission (APSC) approved Mobile Gas’ request for the Rate Stabilization and Equalization (RSE) rate setting process to be effective October 1, 2002 through September 30, 2005, and thereafter unless modified or discontinued by APSC order. On May 23, 2005, Mobile Gas filed an application requesting that the APSC extend Mobile Gas’ RSE rate making methodology. On June 14, 2005, the APSC issued an order to extend RSE on substantially the same basis from October 1, 2005 through September 30, 2009. In addition, absent an APSC order after that date modifying the RSE rate tariff, RSE shall continue in effect beyond September 30, 2009.
RSE is a ratemaking methodology also used by the APSC to regulate certain other Alabama utilities. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million, $2.8 million, and $2.2 million, were implemented under the RSE tariff effective December 1, 2004, 2003, and 2002, respectively. Mobile Gas’ rates, as established under RSE, allow a return on average equity for the period. As such, Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year. No such adjustments were required through the July 2005 and 2004 test periods. Mobile Gas’ financial results for fiscal year 2005 and 2004 did, however, result in a return on equity above the allowed range. As a result, adjustments of $433,000 and $343,000 were made to fiscal year 2005 and 2004 earnings, respectively, such that the return on equity as calculated for RSE purposes equaled 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflects the amount owed to customers. A $343,000 reduction in rates was made in fiscal 2005, and a corresponding reduction in rates will be made in fiscal year 2006 for the $433,000 adjustment.
RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was below the index range for the fiscal year ended September 30, 2005. Under RSE Mobile Gas could recover one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC has approved a waiver of this RSE requirement and instead will allow this amount to be used to offset potential required returns to customers should O&M expense per customer exceed the index range in future years.
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than

$100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $975,000 at September 30, 2005 is included in the Consolidated Balance Sheet as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, with $4,750,000 to be paid in fiscal 2006 and the final payment of $1,350,000 due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
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

3. PROPERTY, PLANT, AND EQUIPMENT
The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

	2005	2004

Distribution Plant	$153,435	$146,869
General Plant	23,855	23,289
Storage Plant	73,218	72,791
Transmission Plant	23,829	22,507
Acquisition Adjustment	9,268	9,333

Total Property, Plant, and Equipment	$283,605	$274,789

4. NOTES PAYABLE AND LONG-TERM DEBT
Long-term debt consists of the following at September 30, (in thousands):

	2005	2004

Mobile Gas Service Corporation
First Mortgage Bonds
8.75% Series, due July 1, 2022	$10,740	$11,370
7.48% Series, due July 1, 2023	10,200	11,400
7.27% Series, due November 1, 2006	450	3,450
6.90% Series, due August 20, 2017	10,430	10,977
9% Note, due May 13, 2013	2,475	2,680
Bay Gas Storage Company, Ltd.
8.45% Guaranteed Senior Secured Notes, due December 1, 2017	48,497	51,063

Total	82,792	90,940
Less Amounts Due Within One Year	5,213	6,248

Long-Term Debt	$77,579	$84,692

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2005 are as follows: 2006 — $5,213,000; 2007 — $5,019,000; 2008 - $5,300,000; 2009 — $5,454,000 and 2010 — $5,653,000. The Company’s long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company’s ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt, and Bay Gas’ material contracts have been pledged as collateral for its long-term debt.
At September 30, 2005, the Company had a $20 million revolving credit agreement with a group of banks which expires February 28, 2007. Borrowings under the agreement may be made as needed provided that the Company is in compliance with certain covenants in the revolving credit agreement and all other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintaining compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 2005 and 2004 were $20.0 million, respectively.
5. INCOME TAXES
The components of income tax expense are as follows for the years ended September 30, (in thousands):

	2005	2004	2003

Current
Federal	$9,983	$4,294	$1,134
State	1,162	473	105

Total Current Taxes	11,145	4,767	1,239

Deferred
Federal	(1,985)	2,425	4,805
State	(143)	441	684

Total Deferred Taxes	(2,128)	2,866	5,489

Deferred investment tax credit amortization	(26)	(26)	(26)

Total Income Tax Expense	$8,991	$7,607	$6,702

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

	2005	2004	2003

Income Tax Expense at Federal Statutory Rate	$7,991	$7,061	$6,118
State Income Taxes	729	644	476
Other — Net	271	(98)	108

Total Income Tax Expense	$8,991	$7,607	$6,702

Effective tax rate	39.4%	37.7%	37.6%

The significant components of the Company’s net deferred tax liability as of September 30, are (in thousands):

	2005	2004

Deferred Tax Liabilities
Differences Between Book and Tax
Basis of Property	$24,394	$22,577
Prepaid Insurance	243	234
Purchased Gas Adjustment		1,216
Pension	353	410
Other	73	80

Total Deferred Tax Liabilities	25,063	24,517

Deferred Tax Assets
Gross Receipts Taxes	1,235	1,133
Regulatory Liabilities	2,006	183
Purchased Gas Adjustment	518
Post Retirement Benefits	174
Post Employment Benefits	152	190
Bad Debts	528	457
Accrued Vacation	234	230
Uniform Capitalization	254	238
Deferred Payments	917	814
State of Alabama Net Operating Loss		113
Other	203	215

Total Deferred Tax Assets	6,221	3,573

Net Deferred Tax Liability	$18,842	$20,944

6. CAPITAL STOCK
The Stock Option Plan of EnergySouth, Inc. (Plan) provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 525,000 shares of the Company’s authorized but unissued Common Stock has been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. Options are granted at an option price which represents the market price on the date of grant.

Transactions under the Prior Plan and the Plan are summarized below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at September 30, 2002	273,863	$12.010	5.65 years
Granted	98,250	17.839
Exercised	(108,525)	10.999
Forfeited	(1,313)	12.917

Outstanding at September 30, 2003	262,275	14.608	6.93 years
Granted	76,950	24.170
Exercised	(53,613)	13.946
Forfeited	(9,712)	17.315

Outstanding at September 30, 2004	275,900	17.308	6.95 years
Granted	75,750	28.365
Exercised	(49,286)	11.789
Forfeited	(2,775)	20.872

Outstanding at September 30, 2005	299,589	$20.979	7.44 years

Exercisable at September 30, 2003	112,275	$11.978	4.70 years
Exercisable at September 30, 2004	117,725	$12.788	4.57 years
Exercisable at September 30, 2005	122,627	$16.161	5.88 years

Remaining reserved for grant at September 30, 2005	307,575

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation expense has been recognized for its stock options granted. For purposes of disclosing pro forma net income, the fair market value of the options at the date of grant was estimated using a Black-Scholes options pricing model. The weighted average fair value of options granted was $5.20, $5.46, and $5.35 per option during 2005, 2004 and 2003, respectively.
Weighted average assumptions used in the pricing model for the years ended September 30, are:

	2005	2004	2003

Risk Free Interest Rate	3.90%	4.20%	3.90%
Expected Life	6 years	6.16 years	10 years
Stock Price Volatility	20.96%	25.60%	38.80%
Dividend Yield	3.13%	3.10%	4.20%
See “New Accounting Standards” under Note 1 above for a discussion of SFAS 123R which modifies SFAS 123.
At September 30, 2005, 272,000 shares of the Company’s authorized but unissued Common Stock were reserved for issuance under the Company’s Dividend Reinvestment and Stock Purchase Plan.

The Company maintains The Second Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (the Plan) which is a nonqualified deferred compensation plan available to each director of the Company who is not an employee of the Company. Under the Plan, the Company provides each such director with the opportunity to defer receipt of fees to be paid to such director as a member of the Board of Directors of the Company. A director who enrolls in the Plan may elect to have the deferred compensation credited in the form of phantom stock and any payments from the Plan to satisfy the deferred compensation obligations of such director will be made in shares of common stock. On April 1, 2004, the Company established a non-qualified grantor trust (the Trust) to assist in meeting obligations under the Plan which are funded through the issuance of Company stock. The assets held in the Trust are intended to be used to pay benefits payable under the Plan, but are subject to, among other things, the claims of general creditors of the Company. At September 30, 2005, approximately 66,000 shares had been issued to the Trust. There are 24,000 shares of the Company’s authorized but unissued Common Stock that are reserved for issuance to fund the deferred compensation obligations under the Plan.
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
The Company also provides certain health insurance benefits for retired employees until they are 65 years of age. Substantially all employees may become eligible for such benefits if they retire before age 65 under the provisions of the Company’s retirement plan. The Company also provides certain life insurance benefits for employees who retired prior to April 1, 2005. The Company is accruing the costs over the expected service period of the employees.
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. The Company uses a September 30 measurement date.

The status of the plans was as follows at September 30 (in thousands):

	Pension		Postretirement
	Benefits		Benefits
	2005	2004	2005	2004

Change in Benefit Obligation
Benefit Obligation at Beginning of the Period	$30,559	$26,686	$5,396	$4,286
Service Cost	861	844	180	115
Interest Cost	1,781	1,583	322	268
Participant Contributions			53	34
Benefits Paid	(1,459)	(1,529)	(209)	(111)
Actuarial Loss	1,262	2,975	449	804

Benefit Obligation at the End of the Period	$33,004	$30,559	$6,191	$5,396

Change in Plan Assets

Fair Value of Assets at Beginning of the Period	$35,660	$33,356	$3,652	$3,634
Benefits Paid	(1,459)	(1,529)	(209)	(111)
Employer Contributions			3	2
Participant Contributions			52	35
Actual Return on Plan Assets	4,226	3,833	336	92

Fair Value of Plan Assets at the End of the Period	$38,427	$35,660	$3,834	$3,652

Reconciliation of Funded Status

Plan Assets in Excess of (Less Than) Benefit Obligation	$5,423	$5,102	$(2,357)	$(1,745)
Unrecognized Net (Gain) Loss	(5,231)	(4,840)	1,901	1,581
Prior Service Cost Not Yet Recognized	747	840	(306)	(349)

Accrued Benefit Asset (Liability)	$939	$1,102	$(762)	$(513)

Accumulated Benefit Obligation	$29,593	$27,206

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

	Pension Benefits
Components of Net Periodic Benefit Cost	2005	2004	2003

Service Cost	$861	$844	$691
Interest Cost	1,780	1,583	1,526
Amortization of Transition Asset		(128)	(183)
Amortization of Prior Service Cost	94	94	94
Amortization of Unrecognized Gain		(87)	(355)
Expected return on Plan Assets	(2,572)	(2,551)	(2,312)

Net Periodic Benefit Cost (Income)	$163	$(245)	$(539)

	Postretirement Benefits
Components of Net Periodic Benefit Cost	2005	2004	2003

Service Cost	$180	$115	$100
Interest Cost	322	268	255
Amortization of Prior Service Cost	(44)	(44)	(44)
Amortization of Unrecognized Loss	65	30	6
Expected return on Plan Assets	(272)	(271)	(211)

Net Periodic Benefit Cost	$251	$98	$106

The expected return on plan assets for the benefit plans is derived with the assistance of investment managers and is based on the current allocation of the plan assets and their expected long-term rates of return. For the pension plan, the expected return on plan assets is applied to a market related value of plan assets equal to the market value of assets adjusted to reflect a five-year straight-line phase-in of the net investment gains and losses, both realized and unrealized. The weighted average discount rate at September 30, 2005 is developed using the estimated payouts of the respective plans and a spot interest yield curve based upon a broad group of corporate bonds rated AA or better. The weighted average rate of compensation increase is the average of the increases during the expected working lifetime years after an employee reaches the average age of all participants. Assumptions used to determine benefit obligations and periodic benefit costs are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2005	2004	2005	2004

Weighted-Average Assumptions to Determine Benefits Obligations

Discount Rate	5.75%	6.00%	5.50%	6.00%
Rate of Compensation Increase	3.75%	3.75%
Measurement Date	9/30/2005	9/30/2004	9/30/2005	9/30/2004

Weighted-Average Assumptions to Determine Net Periodic Benefit Cost

Discount Rate	6.00%	6.00%	6.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.25%	7.75%	7.75%
Rate of Compensation Increase	3.75%	3.75%

Assumed Health Care Cost Trend Rates at September 30

Health Care Cost Trend Rate Assumed for Next Year			10.00%	10.00%
Rate to Which the Cost Trend Rate is Assumed to Decline (the ultimate trend rate)			5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2010	2009
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Postretirement Benefits
One Percentage-Point Increase	2005	2004

Effect on Total of Service and Interest Components	$55	$40
Effect on Postretirement Benefit Obligations	415	322

	Postretirement Benefits
One Percentage-Point Decrease	2005	2004

Effect on Total of Service and Interest Components	$(45)	$(33)
Effect on Postretirement Benefit Obligations	(351)	(273)
The Company has a Retirement Committee composed of outside Directors that oversees the investments of the pension plan. The Committee has adopted an Investment Policy with the investment objective of meeting the Plan’s benefit obligations and which employs a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets within reasonable and prudent levels of risk in order to minimize contributions. All investments are expected to satisfy the requirements of the rule of prudent investments as set forth under the Employee Retirement Income Security Act of 1974 (ERISA). The Committee has retained investment managers who invest assets in accordance with the guidelines of the Investment Policy. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily. Approved asset classes are cash and cash equivalents, fixed income, and domestic and non-U.S. equities. Target ranges for asset allocations are determined by matching the actuarial projections of the Plan’s future liabilities and benefit payments with expected long-term rates of return on the assets taking into account investment return volatility.
The Company’s pension plan and postretirement benefit plan asset allocation at September 30, 2005 and 2004 and the current target allocation range are as follows:

	Pension Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2005	2004

Equity	60%-65%	65%	64%
Fixed income	35%-40%	34%	35%
Cash and Cash Equivalents	0% to 2%	1%	1%

Total	100%	100%	100%

	Postretirement Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2005	2004

Equity	57%-67%	66%	63%
Fixed income	33%-43%	31%	34%
Cash and Cash Equivalents	as needed	3%	3%

Total	100%	100%	100%
Pension plan equity securities include the Company’s common stock of 4.3% and 6.8% of plan assets at September 30, 2005 and 2004 respectively. The Postretirement benefits plan does not invest in the Company’s common stock.
The Company does not anticipate contributing to its pension plan in fiscal year 2006 but expects to contribute $3,000 to its postretirement benefit plan.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years (in thousands):

		Post-
	Pension	Retirement
Expected Benefit Payments	Benefits	Benefits	Total

Fiscal Year Ending
9/30/2006	$1,481	$330	$1,811
9/30/2007	1,518	345	1,863
9/30/2008	1,595	382	1,977
9/30/2009	1,655	397	2,052
9/30/2010	1,713	399	2,112
Next Five Years	9,822	2,131	11,953
The Company has formed two voluntary employees’ beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company contributed $3,000 in 2005 and $2,000 in 2004.
The Company has previously entered into unfunded and unsecured deferred compensation agreements with Mr. John S. Davis, President and Chief Executive Officer, which provide for supplemental payments upon retirement or termination of employment. At September 30, 2005 and 2004, the Company had recorded a liability of $932,000 and $658,000, respectively, for the payment of future benefits. Expense under these agreements for the years ended September 30, 2005, 2004, and 2003 was $274,000, $122,000, and $117,000, respectively. The increase in fiscal 2005 expense included adjustments for a change in the discount rate and an increase in life expectancy.
The Company’s eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company’s contributions to these 401(k) plans for the years ended September 30, 2005, 2004, and 2003 were $223,000 ,$230,000, and $240,000, respectively.
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
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. Payments relating to the third cavern will extend over fifty years. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern . As of September 30, 2005, Bay Gas had entered into contracts for the drilling and casing materials for the development of the third storage cavern.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas	Bay Gas
	Gas	Minimum
Fiscal	Supply	Payments for	Construction	Total
Year	Contracts	Service Fees	Contracts	Commitments

2006	$14,012	$153	$1,503	$15,668
2007	1,187	153		1,340
2008	1,187	267		1,454
2009	1,187	305		1,492
2010	1,187	305		1,492
2011 - and thereafter	842	8,429		9,271

Total	$19,602	$9,612	$1,503	$30,717

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
The Alabama Department of Environmental Management (“ADEM”) has conducted a Brownfield Site Inspection of the property, and recently reported that its inspection did not indicate that a threat to human health currently exists. ADEM has, however, indicated various options for actions on the site. The Company is evaluating those options. Based upon the report and its review by the Company’s environmental consultants, the Company has not changed its best estimate of $200,000 as a remediation liability. The Company sought and was allowed by the APSC to record this amount in expense in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
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

The carrying amount and the estimated fair value of long-term debt, including current maturities of long-term debt, is as follows at September 30, (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$82,792	$97,127	$90,940	$107,519
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
The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Storage. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Storage. Through Mobile Gas and Services, the Company also provides merchandising and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other segment. For the years ended September 30, 2005, 2004, and 2003, all segments were located in Southwest Alabama.
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

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$104,831	$19,357	$4,619	$(4,201)	$124,606

Cost of Gas	51,367			(4,201)	47,166
Cost of Merchandise & Jobbing			2,765		2,765
Operations and Maintenance Expense	20,614	3,280	1,420		25,314
Depreciation Expense	7,651	2,471			10,122
Taxes, Other Than Income Taxes	7,703	883	69		8,655

Operating Income	17,496	12,723	365		30,584

Interest Income (Expense) — Net	(2,897)	(4,099)	(28)		(7,024)
Allow. for Borrowed Funds Used During Construction	36	174			210
Less: Minority Interest	(131)	(807)			(938)

Income Before Income Taxes	$14,504	$7,991	$337		$22,832

Capital Expenditures	$9,571	$7,307			$16,878
Property, Plant, and Equipment, Net	$127,046	$84,842			$211,888
Total Assets	$149,417	$95,529	$7,513		$252,459

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$97,910	$17,767	$4,484	$(4,189)	$115,972

Cost of Gas	45,593			(4,189)	41,404
Cost of Merchandise & Jobbing			2,582		2,582
Operations and Maintenance Expense	20,694	2,983	1,542		25,219
Depreciation Expense	7,309	2,403			9,712
Taxes, Other Than Income Taxes	7,337	859	62		8,258

Operating Income	16,977	11,522	298		28,797

Interest Income (Expense) — Net	(3,261)	(4,434)	(142)		(7,837)
Allow. for Borrowed Funds Used During Construction	20				20
Less: Minority Interest	(152)	(653)			(805)

Income Before Income Taxes	$13,584	$6,435	$156		$20,175

Capital Expenditures	$7,663	$907			$8,570
Property, Plant, and Equipment, Net	$124,618	$79,979			$204,597
Total Assets	$141,331	$91,599	$9,374		$242,304

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2003 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$84,790	$14,590	$4,463	$(4,228)	$99,615

Cost of Gas	35,061			(4,202)	30,859
Cost of Merchandise & Jobbing			2,473		2,473
Operations and Maintenance Expense	20,409	2,582	1,460	(26)	24,425
Depreciation Expense	6,958	1,965			8,923
Taxes, Other Than Income Taxes	6,614	610	53		7,277

Operating Income	15,748	9,433	477		25,658

Interest Income (Expense) — Net	(3,467)	(4,607)	(224)		(8,298)
Allow. for Borrowed Funds Used During Construction	122	1,109			1,231
Less: Minority Interest	(210)	(544)			(754)

Income Before Income Taxes	$12,193	$5,391	$253		$17,837

Capital Expenditures	$9,108	$6,626	$(60)		$15,674
Property, Plant, and Equipment, Net	$123,785	$81,407			$205,192
Total Assets	$137,085	$86,819	$12,984		$236,888
The following table reconciles the distribution and storage segment operating revenues to the natural gas revenue data segregated by class of customer as presented in Item 6 — Selected Financial Data.

Gas Revenue (in thousands):	Natural Gas	Natural Gas	Intercompany	Natural Gas
September 30, 2005	Distribution	Storage	Eliminations	Total

Sales :
Residential	$66,701			$66,701
Commercial and Industrial — Small	19,717			19,717
Commercial and Industrial — Large	10,502			10,502
Transportation	7,147	$2,773		9,920
Storage		16,584	$(4,201)	12,383
Other Gas	763			763

Operating Revenue per Business Segment	104,830	19,357
Intercompany eliminations		(4,201)

Total Gas Revenue — Item 6. — Selected Financial Data	$104,830	$15,156		$119,986

Gas Revenue (in thousands):	Natural Gas	Natural Gas	Intercompany	Natural Gas
September 30, 2004	Distribution	Storage	Eliminations	Total

Sales :
Residential	$64,283			$64,283
Commercial and Industrial — Small	17,100			17,100
Commercial and Industrial — Large	8,696			8,696
Transportation	7,026	$2,773		9,799
Storage		14,994	$(4,189)	10,805
Other Gas	805			805

Operating Revenue per Business Segment	97,910	17,767
Intercompany eliminations		(4,189)

Total Gas Revenue — Item 6. — Selected Financial Data	$97,910	$13,578		$111,488

Gas Revenue (in thousands):	Natural Gas	Natural Gas	Intercompany	Natural Gas
September 30, 2003	Distribution	Storage	Eliminations	Total

Sales :
Residential	$54,470			$54,470
Commercial and Industrial — Small	13,795			13,795
Commercial and Industrial — Large	8,101			8,101
Transportation	7,444	$2,987	$(26)	10,405
Storage		11,603	(4,202)	7,401
Other Gas	978			978
Other Non-Gas	2			2

Operating Revenue per Business Segment	84,790	14,590
Intercompany eliminations		(4,228)
Other Non-Gas	(2)			(2)

Total Gas Revenue — Item 6. — Selected Financial Data	$84,788	$10,362		$95,150

11. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial data for fiscal 2005 and 2004 is summarized as follows
(in thousands, except per share data):

Three Months Ended	Dec. 31	Mar. 31	Jun. 30	Sep. 30

Fiscal 2005

Total Operating Revenues	$36,367	$44,099	$22,350	$21,790
Total Operating Income	8,988	12,955	4,193	4,448
Net Income	4,316	6,795	1,457	1,273

Basic Earnings Per Share (1)	$0.55	$0.87	$0.19	$0.16

Diluted Earnings Per Share (1)	$0.54	$0.85	$0.18	$0.16

Fiscal 2004

Total Operating Revenues	$32,716	$42,845	$20,996	$19,415
Total Operating Income	8,737	12,449	4,203	3,408
Net Income	4,068	6,372	1,298	830

Basic Earnings Per Share	$0.53	$0.82	$0.17	$0.10

Diluted Earnings Per Share	$0.52	$0.81	$0.17	$0.10
The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.
(1) The sum of the quarterly amounts does not equal the year’s amount due to rounding of the quarterly amounts or a changing number of average shares.

SCHEDULE II
ENERGYSOUTH, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
		CHARGED	CHARGED
	BALANCE AT	TO COSTS	TO OTHER			BALANCE
	BEGINNING	AND	ACCOUNTS	DEDUCTIONS		AT END
DESCRIPTION	OF YEAR	EXPENSES	AMOUNT	AMOUNT		OF YEAR
Reserves deducted from assets to which they apply:

Allowance for Doubtful Accounts
September 30, 2005	$856	$868		$695	(1)	$1,029
September 30, 2004	$889	$924		$957	(1)	$856
September 30, 2003	$951	$576		$638	(1)	$889
Notes:

(1)	Amounts written off — net of recoveries.

S-1

EXHIBIT INDEX

Exhibit No.	Description (Exhibits prior to February 2, 1998 filed by Mobile Gas)
2	Articles of Merger of MBLE Merger Co., Inc. into Mobile Gas Service Corporation (incorporated by reference to Exhibit 2 to Form 10-Q Quarterly Report dated February 13, 1998)

3(i)	Restated Articles of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3(i) to Form 10-Q Quarterly Report dated February 2, 2005)

3(ii)	By-laws of EnergySouth, Inc., adopted January 31, 1998 (incorporated by reference to Exhibit 3.2 to Registration Statement 333-42057)

4(a)-1	Indenture of Mortgage and Deed of Trust of Mobile Gas Service Corporation dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Mobile Gas Registration Statement No. 2-4887)

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-2	10/1/44	Reg. No. 2-5493	7-6

4(a)-3	7/1/52	Form 10-K for fiscal year ended September 30, 1985	4(a)-3
4(a)-4	6/1/54	”	4(a)-4
4(a)-5	4/1/57	”	4(a)-5
4(a)-6	7/1/61	”	4(a)-6
4(a)-7	6/1/63	”	4(a)-7
4(a)-8	10/1/64	”	4(a)-8
4(a)-9	7/1/72	”	4(a)-9
4(a)-10	8/1/75	”	4(a)-10
4(a)-11	7/1/79	”	4(a)-11
4(a)-12	7/1/82	”	4(a)-12
4(a)-13	7/1/86	Form 10-K for fiscal year ended September 30, 1986	4(a)-13

4(a)-14	10/1/88	Form 10-K for fiscal year ended September 30, 1989	4(a)-14

4(a)-15	7/1/92	Form 10-K for fiscal year ended September 30, 1992	4(a)-15

4(a)-16	7/1/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-16

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-17	12/3/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-17

4(a)-18	11/1/96	Form 10-K for fiscal year ended September 30, 1997	4(a)-18

4(a)-19	8/1/02	Form 10-K for fiscal year ended September 30, 2002	4(a)-19

4(c)-3	Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 4(c)-3 to Form 10-Q for the quarter ended December 31, 2000)

4(d)	Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

10(a)	Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)	Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm and Interruptible Storage Services between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(b)-2	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000 (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(c)	Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(c)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(d)-5	NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

10(e)	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Florida Power and Light Company dated as of July 19, 2005 (1)(3)

10(g)	Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

10(g)-1	Supplemental Deferred Compensation Agreement with John S. Davis dated December 10, 1999 (incorporated by reference to Exhibit 10(g)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(h)	Transportation Agreement between Mobile Gas and Mobile Energy LLC dated November 12, 1999 (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended September 30, 1999) (3)

10(i)	Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

10(j)	Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

10(j)-1	Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(k)-1	Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992) (2)

10(k)-2	Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report dated January 27, 1995) (2)

10(l)-1	Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-1	Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner (forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-2	First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

10(n)-1	Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

10(n)-2	Fourth Amendment to Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated July 30, 2004 (3)

10(o)-1	Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995) (3)

10(o)-2	Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September 30, 1996) (3)

10(o)-3	Termination agreement dated July 28, 2005 between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (1)

10(q)-1	Guaranty Agreement dated as of December 1, 2000 made by EnergySouth, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q)-1 to Form 10-Q for the quarter ended December 31, 2000)

10(r)	Amended and Restated Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

10(r)-2	2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 23, 2003) (2)

10(s)	Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

10(t)	Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

10(v)-1	Revolving Credit Agreement dated January 31, 2005 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders (1)

10(x)	Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994) (2)

10(z)-2	2 nd Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 99.1 to Scheduel S-8 filed April 1, 2004) (2)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K for fiscal year ended September 30, 2003)

18	Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

21	Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

23	Consent of Deloitte & Touche LLP(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

99(a)	Report and Order of Alabama Public Service Commission dated October 3, 2001 (incorporated by reference to Exhibit 99(a) to Form 8-K current report filed October 18, 2001)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(4)	Amended to use Company Common Stock instead of Mobile Gas common stock effective February 2, 1998.