Form 10-Q
period 2005-12-31
ENERGYSOUTH INC
filed 2006-02-01
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended December 31, 2005
Commission File No. 0-29604
ENERGYSOUTH, INC.
(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code 251-450-4774
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at January 31, 2006 – 7,910,446 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005
INDEX

			Page No.
		PART I: FINANCIAL INFORMATION

Item 1		Financial Statements:

	(a)	Unaudited Condensed Consolidated Balance Sheets December 31, 2005 and 2004 and September 30, 2005	3 - 4

	(b)	Unaudited Condensed Consolidated Statements of Income Three Months Ended December 31, 2005 and 2004	5

	(c)	Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2005 and 2004	6

	(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 19

Item 2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 28

Item 3		Quantitative and Qualitative Disclosures About Market Risk	29

Item 4		Controls and Procedures	29 - 30

		PART II: OTHER INFORMATION

Item 4		Submission of Matters to a Vote of Security Holders	31

Item 5		Other Information	31

Item 6		Exhibits	32
Storage Service Agreement
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands	2005	2004	2005
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$3,037	$8,981	$9,662
Receivables
Gas	16,642	12,237	7,568
Unbilled Revenue	7,238	7,534	1,777
Merchandise	2,176	2,329	2,123
Other	1,366	878	1,468
Allowance for Doubtful Accounts	(1,422)	(1,143)	(1,029)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,279	1,464	1,319
Gas Stored Underground (At Average Cost)	4,518	5,617	5,666
Regulatory Assets	792	1,803	323
Deferred Income Taxes	2,334	1,247	3,784
Prepayments	1,231	1,026	1,814

Total Current Assets	39,191	41,973	34,475

Property, Plant, and Equipment	286,004	276,270	283,605
Less: Accumulated Depreciation and Amortization	80,154	72,556	77,982

Property, Plant, and Equipment — Net	205,850	203,714	205,623
Construction Work in Progress	8,861	243	6,265

Total Property, Plant, and Equipment	214,711	203,957	211,888

Other Assets
Prepaid Pension Cost	883	1,045	939
Deferred Charges	570	651	390
Prepayments	1,234	942	1,249
Regulatory Assets	292	579	333
Merchandise Receivables Due After One Year	3,264	3,494	3,185

Total Other Assets	6,243	6,711	6,096

Total	$260,145	$252,641	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands, Except Share Data	2005	2004	2005
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$4,815	$5,037	$5,213
Notes Payable	1,500	6,175
Accounts Payable	13,014	8,653	6,235
Dividends Declared	1,686	1,555	1,684
Customer Deposits	1,212	1,321	1,294
Taxes Accrued	6,198	3,024	6,037
Interest Accrued	524	559	970
Regulatory Liabilities	5,904	5,314	6,704
Other	1,042	1,014	1,150

Total Current Liabilities	35,895	32,652	29,287

Other Liabilities
Accrued Postretirement Benefit Cost	834	570	762
Deferred Income Taxes	21,861	22,053	22,626
Deferred Investment Tax Credits	231	257	236
Regulatory Liabilities	12,800	12,031	12,576
Other	1,206	1,371	1,597

Total Other Liabilities	36,932	36,282	37,797

	72,827	68,934	67,084

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding December 2005 - 7,906,000; December 2004 - 7,835,000; September 2005 - 7,898,000 Shares)	79	78	79
Capital in Excess of Par Value	27,732	26,364	27,457
Retained Earnings	77,737	70,382	74,952
Grantor Trust, at cost	(1,608)	(1,406)	(1,539)
Deferred Compensation Liability	1,608	1,406	1,539

Total Stockholders’ Equity	105,548	96,824	102,488
Minority Interest	5,035	4,733	5,308
Long-Term Debt	76,735	82,150	77,579

Total Capitalization	187,318	183,707	185,375

Total	$260,145	$252,641	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months
ENERGYSOUTH, INC.	Ended December 31,
In Thousands, Except Per Share Data	2005	2004
Operating Revenues
Gas Revenues	$43,211	$34,802
Merchandise Sales	1,292	1,185
Other	309	380

Total Operating Revenues	44,812	36,367

Operating Expenses
Cost of Gas	23,059	14,922
Cost of Merchandise	959	959
Operations and Maintenance	6,299	6,496
Depreciation	2,642	2,550
Taxes, Other Than Income Taxes	2,873	2,452

Total Operating Expenses	35,832	27,379

Operating Income	8,980	8,988

Other Income and (Expense)
Interest Expense	(1,736)	(1,872)
Allowance for Borrowed Funds Used During Construction	175	3
Interest Income	77	32
Minority Interest	(238)	(228)

Total Other Income (Expense)	(1,722)	(2,065)

Income Before Income Taxes	7,258	6,923
Income Taxes	2,773	2,607

Net Income	$4,485	$4,316

Earnings Per Share
Basic	$0.57	$0.55

Diluted	$0.56	$0.54

Average Common Shares Outstanding

Basic	7,905	7,833
Diluted	7,953	7,938

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands	2005	2004
Cash Flows from Operating Activities
Net Income	$4,485	$4,316
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	2,736	2,646
Provision for Losses on Receivables and Inventory	322	179
Provision for Deferred Income Taxes	682	(127)
Minority Interest	238	228
Stock-Based Employee Compensation Expense	85
Changes in Operating Assets and Liabilities:
Receivables	(14,741)	(12,077)
Inventory	1,214	(1,318)
Payables	6,306	2,618
Taxes	161	711
Deferred Purchased Gas Adjustment	(1,888)	1,790
Other	627	1,228

Net Cash Provided by Operating Activities	227	194

Cash Flows from Investing Activites
Capital Expenditures	(5,228)	(1,495)
Net Cash Used in Investing Activities	(5,228)	(1,495)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(1,241)	(3,752)
Changes in Short-Term Borrowings	1,500	6,175
Payment of Dividends	(1,492)	(1,468)
Dividend Reinvestment	88	110
Exercise of Stock Options	23	17
Excess Tax Benefits from Share Based Payments	10
Partnership Distributions to Minority Interest Holders	(512)	(264)

Net Cash Provided/(Used) by Financing Activities	(1,624)	818

Net Decrease in Cash and Cash Equivalents	(6,625)	(483)

Cash and Cash Equivalents at Beginning of Period	9,662	9,464

Cash and Cash Equivalents at End of Period	$3,037	$8,981

Noncash Transactions from Investing and Financing Activities:

Accruals for Capital Expenditures	$379	$558
Dividend Payments Held in Escrow	$1,685	$1,478
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
Note 2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2005. Certain amounts in the prior-year financial statements have been reclassified to conform with the current year financial statement presentation.
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2005 and 2004 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended December 31, 2005 and 2004:

	Twelve Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except Per Share Data	2005	2004

Operating Revenues	$133,051	$119,623

Cost of Gas	55,303	44,199
Cost of Merchandise	2,765	2,807
Operations and Maintenance Expense	25,117	25,284
Depreciation Expense	10,214	9,828
Taxes, Other Than Income Taxes	9,076	8,457

Operating Income	30,576	29,048

Interest Expense	(7,147)	(7,739)
Allowance for Borrowed Funds Used During Construction	382	14
Interest Income	304	86
Less: Minority Interest	(948)	(837)

Income Before Income Taxes	$23,167	$20,572

Income Taxes	9,157	7,756

Net Income	$14,010	$12,816

Earnings Per Share
Basic	$1.78	$1.64

Diluted	$1.77	$1.62

Average Common Shares Outstanding
Basic	7,872	7,795

Diluted	7,926	7,893

Note 3. Stock-Based Compensation
The Stock Option Plan of EnergySouth, Inc. (Plan), as approved by the shareholders, provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 525,000 shares of the Company’s authorized but unissued Common Stock has been reserved for issuance. Options are granted at an option price which represents the market price on the date of grant. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date.
Prior to October 1, 2005, the Company accounted for its stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board

Opinion No. 25,“Accounting for Stock Issued to Employees,” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation cost was recognized as stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. Had compensation cost for the Plan been determined on the fair value of the options on the grant date, the Company’s net income and earnings per share would have been as follows for the three months ended December 31, 2004:

Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except per Share Data	2004

Net Income, as reported	$4,316
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	45

Pro forma net income	$4,271

Earnings per share:
Basic — as reported	$0.55

Basic — pro forma	$0.55

Diluted — as reported	$0.54

Diluted — pro forma	$0.54

Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock options grants recognized during the three months ended December 31, 2005 was $85,000. The income tax benefit recognized in the income statement for these stock options during the three months ended December 31, 2005 was approximately $32,000. The impact of stock option expense was to reduce net income by $53,000 which represents a decrease in basic and diluted earnings per share of less than $0.01 per share for the three months ended December 31, 2005.
There were no options granted during the three months ended December 31, 2005. In calculating the impact for options granted in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.
A summary of option activity under the Plan as of December 31, 2005 and changes during the three months then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at September 30, 2005	299,589	$20.979	7.44 years
Granted	—	—
Exercised	(1,725)	13.547
Forfeited	—	—

Outstanding at December 31, 2005	297,864	$21.022	7.21 years	$2,013,000

Exercisable at December 31, 2005	126,901	$16.307	5.71 years	$1,456,000

Remaining reserved for grant at December 31, 2005	307,575

The total intrinsic value of options exercised during the three months ended December 31, 2005 was approximately $25,000. The fair value of options that vested during the three months ended December 31, 2005 was approximately $49,000.
At December 31, 2005, there was approximately $663,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.33 years.
During the three months ended December 31, 2005, cash received from options exercised was $23,000 and the actual tax benefit realized for the related tax deduction totaled $10,000.
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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits

For the three months ended December 31, (in thousands)	2005	2004	2005	2004

Service cost	$240	$227	$55	$43
Interest cost	464	448	83	79
Amortization of prior service cost	23	24	(11)	(11)
Amortization of unrecognized gain			18	15
Expected return on plan assets	(672)	(643)	(71)	(68)

Net periodic benefit cost (credit)	$55	$56	$74	$58

For fiscal year 2006, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.
Effective December 31, 2005, there was a change in the provider of the Company’s health insurance coverage. As a result of this change, certain disabled employees were no longer eligible for coverage under the Company’s health insurance benefits. In accordance with Statement of Financial Accounting Standards No. 112, the Company had previously recorded a liability which represented the present value of the Company’s portion of future health insurance benefits for these employees. At December 31, 2005, the liability was reduced and expenses were credited for approximately $397,000.
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

RSE is a ratemaking methodology also used by the APSC to regulate certain other Alabama utilities. A rate adjustment designed to decrease annual gas revenues by approximately $303,000 was implemented December 1, 2005. Rate adjustments, designed to increase annual gas revenues by approximately $1.7 million and $2.8 million, were implemented under the RSE tariff effective December 1, 2004, and 2003, respectively. Mobile Gas’ rates, as established under RSE, allow a return on average equity for the period. As such, Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range of 13.35% to 13.85% at the end of the fiscal year.
On December 7, 2005, Mobile Gas consented to a request by the Alabama Public Service Commission that the utility maintain its rates through March 31, 2006, at levels no higher than those implemented with the December 1, 2005 rate adjustment. The rate freeze has no impact on Mobile Gas’ margins, defined as revenues less cost of gas and related taxes, due to the components of Mobile Gas’ rate tariffs. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate tariffs. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in the Deferred Purchased Gas Adjustment which is classified as part of Regulatory Assets and/or Liabilities within the Company’s Balance Sheet. See “Regulatory Assets and Liabilities” below.
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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2)

losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $1,000,000 at December 31, 2005 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, with $4,750,000 to be paid in fiscal 2006, of which $2,250,000 has been received, and the final payment of $1,350,000 due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
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

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	December 31,		December 31,		September 30,
	2005		2004		2005
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$509		$1,479
ESR Fund	167	$292	167	$458	$167	$333
Bad Debt Reserve	100		133	100	133
Other	16		24	21	23

Regulatory Assets	$792	$292	$1,803	$579	$323	$333

Liabilities

Bad Debt Reserve			$15
ESR Fund	$1,000		884		$975
Deferred Investment Tax Credit	15	$117	16	$133	15	$121
RSE Adjustment	322		258		433
Gross Receipt Tax Collections	4,407		4,001		3,751
Deferred Purchase Gas Adjustment					1,379
Accrued Dismantling Costs		12,683		11,898		12,455
Other	160		140		151

Regulatory Liabilities	$5,744	$12,800	$5,174	$12,031	$6,704	$12,576

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At December 31, 2005 and 2004, the net acquisition adjustments were $5,685,000 and $6,137,000, respectively, and the balance at September 30, 2005 was $5,774,000.
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

	Three Months
EnergySouth, Inc.	Ended December 31,

In Thousands	2005	2004

Weighted Average Common Shares	7,905	7,833

Effect of Dilutive Securities:
Options to Purchase Common Stock	48	105

Diluted Average Common Shares	7,953	7,938

Stock option awards to purchase approximately 76,000 shares as of December 31, 2005 were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive as the option exercise prices were greater than the shares’ market prices during this period.
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

For the three months ended	Natural Gas	Natural Gas
December 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$39,575	$4,694	$1,601	$(1,058)	$44,812

Cost of Gas	24,117			(1,058)	23,059
Cost of Merchandise			959		959
Operations and Maintenance Expense	5,184	720	395		6,299
Depreciation Expense	1,995	647			2,642
Taxes, Other Than Income Taxes	2,638	214	21		2,873

Operating Income	5,641	3,113	226		8,980

Interest Income	2	58	17		77
Interest Expense	(660)	(1,037)	(39)		(1,736)
Allow. for Borrowed Funds Used During Construction	21	154			175
Less: Minority Interest	(30)	(208)			(238)

Income Before Income Taxes	$4,974	$2,080	$204		$7,258

For the three months ended	Natural Gas	Natural Gas
December 31, 2004 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$31,058	$4,782	$1,565	$(1,038)	$36,367

Cost of Gas	15,960			(1,038)	14,922
Cost of Merchandise			959		959
Operations and Maintenance Expense	5,296	779	421		6,496
Depreciation Expense	1,926	624			2,550
Taxes, Other Than Income Taxes	2,211	222	19		2,452

Operating Income	5,665	3,157	166		8,988

Interest Income	1	29	2		32
Interest Expense	(728)	(1,088)	(56)		(1,872)
Allow. for Borrowed Funds Used During Construction	3				3
Less: Minority Interest	(35)	(193)			(228)

Income Before Income Taxes	$4,906	$1,905	$112		$6,923

Note 8. Commitments and Contingencies
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
At December 31, 2005, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
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
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of December 31, 2005, Bay Gas had entered into contracts for the drilling and casing materials for the development of the third storage cavern.

Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas	Bay Gas
	Gas	Minimum
Fiscal	Supply	Payments for	Construction	Total
Year	Contracts	Service Fees	Contracts	Commitments

remaining 2006	$16,635	$155	$591	$17,381
2007	1,187	207		1,394
2008	1,187	207		1,394
2009	1,187	207		1,394
2010 - and thereafter	2,028	6,836		8,864

Total	$22,224	$7,612	$591	$30,427

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

Note 9. New Accounting Pronouncements
In March 2005, the FASB issued Financial Interpretation No. 47 to clarify the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company no later than September 30, 2006. The Company is evaluating the impact of FIN 47 on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principle Board (APB) Opinion No. 20 and SFAS No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. Retrospective application to prior period’s financial statements of the change in accounting principle is required unless it is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 will not have an impact on the Company’s financial statements.

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
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended December 31, 2005 increased $0.02 per diluted share as compared to the same prior-year period. The increase in earnings for the three-month period ended December 31, 2005 was due to increased earnings from Bay Gas’ natural gas storage business and Mobile Gas’ merchandising related activities. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business for the three month period ended December 31, 2005 were relatively flat when compared to the same prior year period while the Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.01 per diluted share as compared to the same prior-year period. Earnings from other business operations increased $0.01 per diluted share for the three-month period ended December 31, 2005, as compared to the same prior-year period, due primarily to an increase in merchandise sales and related activities.
Natural Gas Distribution
The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.
The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow rate adjustments to pass through to customers the cost of gas and certain taxes. These costs, therefore, have little direct impact on the Company’s margins, which are defined as natural gas distribution revenues less the cost of gas and related taxes. Mobile Gas’ rate tariffs also allow a rate adjustment to pass through to customers the incremental depreciation expense and financing costs associated with the replacement of cast iron mains. In fiscal 2005, the Company accelerated the replacement of cast iron mains to improve and enhance the distribution system. Consequently, during fiscal 2006, the collection of these costs will have a direct impact on the Company’s margins when compared to prior-year periods.
In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and Equalization (RSE) tariff, a ratemaking methodology also used by the APSC to regulate certain other utilities. Rate adjustments, designed to decrease annual gas revenues by approximately $303,000 and increase annual gas revenues by approximately $1.7 million, were implemented under the RSE tariff effective December 1, 2005 and December 1, 2004, respectively. The December 1, 2005 rate adjustment results in decreased revenues due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 5 to the Unaudited Condensed Consolidated Financial Statements above.
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
Natural gas distribution revenues increased $8,517,000 (27%) during the three-month period ended December 31, 2005 as compared to the same prior-year period due to the rate adjustments to recover increased gas costs paid to suppliers and the RSE rate adjustments which went into effect on December 1, 2004. The increase in revenues during the three-month period were also impacted by a 5% increase in volumes delivered to temperature-sensitive customers due to temperatures that were 20% colder than the three-month period last year and 13% colder than normal. These increases in revenues were partially offset by a decline in the number of temperature-sensitive customers served during the current-year period.

Revenues from the sale of natural gas to large commercial and industrial customers increased $1,502,000 (55%) for the three-month period ended December 31, 2005 due to the rate adjustments noted above and a 9% increase in volumes delivered to customers during the current year period as a result of the unique operational needs of one industrial customer during the month of December. The increased usage by this customer was an isolated event and is not expected to continue throughout fiscal year 2006.
Revenues from the transportation of natural gas to large commercial and industrial customers during the three-month period ended December 31, 2005 were approximately the same as in the comparable prior-year period.
The cost of natural gas increased $8,157,000 (51%) for the three-month period ended December 31, 2005 as compared to the same prior-year periods due primarily to higher natural gas commodity prices and an increase in the volumes delivered to temperature-sensitive and large commercial and industrial customers.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, declined approximately 1% during the three-month period ended December 31, 2005 as compared to the same prior-year. Increased margins realized from the rate adjustment effective December 1, 2004 and the increased collections for cast iron replacements were more than offset by a decline in the number of temperature-sensitive customers served and a decline in usage per degree day by temperature-sensitive customers during the current-year period. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.
Operations and maintenance (O&M) expenses decreased $112,000 (2%) for the three months ended December 31, 2005 as compared to the same prior-year period due primarily to a decrease in postemployment health insurance expenses. Due to a change in the Company’s provider of health insurance which is effective December 31, 2005, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000. This decrease in benefit expenses was partially offset by an increase of $69,000 in compensation expense recorded for stock options in accordance with SFAS 123R as discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements above and an increase in bad debt reserves of $193,000 due to the rise in gas receivables associated with the increase in natural gas prices discussed above. In response to the corresponding increase in revenues, Mobile Gas established additional reserves for anticipated uncollectible account balances for gas delivered during the current-year three-month period.
Depreciation expense increased $69,000 (4%) for the three-month period ended December 31, 2005 as compared to the same prior-year period due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $427,000 (19%) for the three-month period ended December 31, 2005 due primarily to the increased revenues.
Interest expense decreased approximately 9% for the three-month period ended December 31, 2005 as compared to the same prior-year period due to principal payments on long-term debt.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three-month period ended December 31, 2005 due to a decline in pretax earnings of the partnership.
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
With the current working gas capacity of both caverns fully subscribed, Bay Gas held a non-binding “open season” in fiscal 2004 to assess interest for up to 5.0 Bcf of additional working capacity. Based on the response to the open season, Bay Gas recently completed design, engineering and site work and began construction on a third storage cavern and related facilities. Bay Gas has also entered into multi-year contracts with customers for a majority of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Bay Gas’ revenues declined $88,000 (2%) during the three-month period ended December 31, 2005 as compared to the same prior-year period. Additional revenues derived from new long-term storage agreements entered into subsequent to December 31, 2004 were more than offset by a decline in revenues from short-term storage agreements during the current year period. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses decreased $59,000 (8%) during the three-month period ended December 31, 2005 as compared to the same prior-year period due to the capitalization of direct labor and other direct operating expenses associated with the construction of the third storage cavern and a reduction in the present value of future health insurance benefits for certain disabled employees as discussed in Note 3 to the Unaudited Condensed Consolidated Financials Statements above.
Depreciation expense increased $23,000 (4%) during the three-month period ended December 31, 2005 due to increased investments in property, plant and equipment.
Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $154,000 for the three-month period ended December 31, 2005 due to the construction of the third storage cavern.

Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $15,000 (8%) during the three-month period ended December 31, 2005 as compared to the same prior-year period due to increased pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities increased $92,000 for the three-month period ended December 31, 2005 as compared to the same prior-year period due primarily to an increase in merchandise sales and related merchandising activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $166,000 (6%) for the three-month period ended December 31, 2005 as compared to the same prior-year period.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $33,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year due to a decrease in gas inventory stored underground, an increase in net income, and an increase in payables. Offsetting the above positive impacts on cash flow from operating activities was a decrease in collections of increased gas costs from customers and an increase in accounts receivable.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the three months ended December 31, 2005 and 2004, the Company used cash of $5,228,000 and $1,495,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the three month period ended December 31, 2005, Bay Gas invested $2,740,000 in the ongoing development of a third salt-dome storage cavern.
Financing activities used cash of $1,624,000 during the three months ended December 31, 2005 due primarily to payments on long term debt, quarterly dividends, and partnership distributions. Partially offsetting the above was an increase in short term borrowings. Financing activities provided cash of $818,000 during the three months ended December 31, 2004 due primarily to short term borrowings which were partially offset by payments on long term debt, quarterly dividends, and partnership distributions.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At December 31, 2005, the Company had $18,500,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Additional funds in an aggregate amount of $3,850,000 is expected to be provided in the remaining portion of calendar year 2006 in accordance with the Termination Agreement as discussed in Note 5 to the Notes to the Unaudited Condensed Consolidated Financial Statements. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
Under its gas supply strategy, Mobile Gas enters into forward purchases of natural gas to lock in prices for a majority of its expected gas sales for the upcoming winter heating season. The commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment. See “Gas Supply” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2005 and Item 3 below for further information.

The table below summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2005:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2010 and
Obligations (in thousands):	2006	2007	2008	2009	thereafter

Long-Term Debt	$3,971	$5,019	$5,300	$5,454	$61,806
Interest Payments	5,436	6,242	5,822	5,382	26,340
Estimated Future Minimum Payments for Bay Gas Service Fees	155	207	207	207	6,836
Construction Contracts for Bay Gas’ 3rd Cavern Development	591
Gas Supply Contracts	16,635	1,187	1,187	1,187	2,028

Total	$26,788	$12,655	$12,516	$12,230	$97,010

Critical Accounting Policies
See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2005.
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
At December 31, 2005, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At December 13, 2005 the Company had approximately $81.6 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 27, 2006.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2009 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld
John C. Hope, III	6,853,739	46,910
Judy A. Marston	6,846,516	54,133
S. Felton Mitchell, Jr.	6,567,345	333,304
Thomas B. Van Antwerp	6,854,421	46,228
The other Directors of the Company whose terms of office continued after the2006 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
John S. Davis	2007
Walter L. Hovell	2007
G. Montgomery Mitchell	2007
Robert H. Rouse	2007

Walter A. Bell	2008
Gaylord C. Lyon	2008 *
Harris V. Morrisette	2008

*	The Company’s Bylaws provide for mandatory retirement at the 2007 Annual Meeting of Shareholders of any Director then in office who has reached the age of 72 prior to that date. Mr. Lyon is subject to the provision and will retire from his office of Director of the Company at the 2007 Annual Meeting of Stockholders.
Item 5. Other Information
On January 27, 2006, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended December 31, 2005 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description
10(u)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Tampa Electric Company made as of the 14th day of October, 2005 and executed on October 25, 2005 (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated January 27, 2006

(1)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.

(Registrant)

Date:	February 1, 2006	/s/ John S. Davis

John S. Davis President and Chief Executive Officer

Date:	February 1, 2006	/s/Charles P. Huffman

Charles P. Huffman
Senior Vice President and Chief Financial Officer