Form 10-Q
period 2006-03-31
ENERGYSOUTH INC
filed 2006-05-01
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at April 30, 2006 – 7, 922,420 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
INDEX

Page No.
PART I: FINANCIAL INFORMATION

Item 1 Financial Statements:

(a) Unaudited Condensed Consolidated Balance Sheets March 31, 2006 and 2005 and September 30, 2005	3 - 4

(b) Unaudited Condensed Consolidated Statements of Income Three and Six Months Ended March 31, 2006 and 2005	5

(c) Unaudited Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2006 and 2005	6

(d) Notes to Unaudited Condensed Consolidated Financial Statements	7 - 19

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 27

Item 3 Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 Controls and Procedures	28 - 29

PART II: OTHER INFORMATION

Item 5 Other Information	29

Item 6 Exhibits	30
Certification Pursuant to Section 302 - Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands	2006	2005	2005
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$4,197	$14,785	$9,662
Receivables
Gas	12,058	13,358	7,568
Unbilled Revenue	3,343	3,162	1,777
Merchandise	2,098	2,297	2,123
Other	1,148	857	1,468
Allowance for Doubtful Accounts	(1,761)	(1,648)	(1,029)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,253	1,394	1,319
Gas Stored Underground (At Average Cost)	5,295	4,088	5,666
Regulatory Assets	2,451	323	323
Deferred Income Taxes	2,339	2,539	3,784
Prepayments	2,956	2,317	1,814

Total Current Assets	35,377	43,472	34,475

Property, Plant, and Equipment	288,641	277,540	283,605
Less: Accumulated Depreciation and Amortization	81,652	74,583	77,982

Property, Plant, and Equipment — Net	206,989	202,957	205,623
Construction Work in Progress	12,362	505	6,265

Total Property, Plant, and Equipment	219,351	203,462	211,888

Other Assets
Prepaid Pension Cost	879	989	939
Deferred Charges	587	641	390
Prepayments	1,199	928	1,249
Regulatory Assets	250	497	333
Merchandise Receivables Due After One Year	3,188	3,305	3,185

Total Other Assets	6,103	6,360	6,096

Total	$260,831	$253,294	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands, Except Share Data	2006	2005	2005
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$4,876	$5,089	$5,213
Accounts Payable	10,213	5,874	6,235
Dividends Declared	1,619	1,557	1,684
Customer Deposits	1,223	1,352	1,294
Taxes Accrued	4,113	4,703	6,037
Interest Accrued	1,027	1,103	970
Regulatory Liabilities	6,812	6,622	6,704
Other	1,097	1,094	1,150

Total Current Liabilities	30,980	27,394	29,287

Other Liabilities
Accrued Postretirement Benefit Cost	843	627	762
Deferred Income Taxes	22,540	22,843	22,626
Deferred Investment Tax Credits	226	252	236
Regulatory Liabilities	12,932	12,225	12,576
Other	1,260	1,426	1,597

Total Other Liabilities	37,801	37,373	37,797

	68,781	64,767	67,084

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding March 2006 - 7,920,000; March 2005 - 7,847,000; September 2005 - 7,898,000 Shares)	79	78	79
Capital in Excess of Par Value	28,194	26,637	27,457
Retained Earnings	82,764	75,608	74,952
Grantor Trust, at cost	(1,656)	(1,456)	(1,539)
Deferred Compensation Liability	1,656	1,456	1,539

Total Stockholders’ Equity	111,037	102,323	102,488
Minority Interest	5,175	4,890	5,308
Long-Term Debt	75,838	81,314	77,579

Total Capitalization	192,050	188,527	185,375

Total	$260,831	$253,294	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
ENERGYSOUTH, INC.	Ended March 31,		Ended March 31,
In Thousands, Except Per Share Data	2006	2005	2006	2005

Operating Revenues
Gas Revenues	$45,063	$43,059	$88,274	$77,862
Merchandise Sales	761	701	2,053	1,886
Other	267	339	576	719

Total Operating Revenues	46,091	44,099	90,903	80,467

Operating Expenses
Cost of Gas	20,988	18,404	44,047	33,326
Cost of Merchandise	625	610	1,583	1,569
Operations and Maintenance	6,442	6,700	12,741	13,197
Depreciation	2,651	2,545	5,293	5,095
Taxes, Other Than Income Taxes	2,968	2,885	5,842	5,336

Total Operating Expenses	33,674	31,144	69,506	58,523

Operating Income	12,417	12,955	21,397	21,944

Other Income and (Expense)
Interest Expense	(1,717)	(1,842)	(3,453)	(3,713)
Allowance for Borrowed Funds Used During Construction	246	11	421	13
Interest Income	41	42	118	74
Minority Interest	(285)	(218)	(523)	(446)

Total Other Income (Expense)	(1,715)	(2,007)	(3,437)	(4,072)

Income Before Income Taxes	10,702	10,948	17,960	17,872
Income Taxes	4,041	4,153	6,815	6,761

Net Income	$6,661	$6,795	$11,145	$11,111

Earnings Per Share
Basic	$0.84	$0.87	$1.41	$1.42

Diluted	$0.84	$0.85	$1.40	$1.40

Average Common Shares Outstanding

Basic	7,915	7,843	7,910	7,838
Diluted	7,969	7,949	7,961	7,943

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
EnergySouth, Inc.	Ended March 31,
In Thousands	2006	2005

Cash Flows from Operating Activities
Net Income	$11,145	$11,111
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	5,474	5,284
Provision for Losses on Receivables and Inventory	675	673
Provision for Deferred Income Taxes	1,351	(634)
Minority Interest	523	446
Stock-Based Employee Compensation Expense	188
Changes in Operating Assets and Liabilities:
Receivables	(5,932)	(8,590)
Inventory	504	298
Payables	3,348	560
Taxes	(1,925)	2,390
Deferred Purchased Gas Adjustment	(3,588)	4,446
Other	(91)	467

Net Cash Provided by Operating Activities	11,672	16,451

Cash Flows from Investing Activites
Capital Expenditures	(11,741)	(3,515)

Net Cash Used in Investing Activities	(11,741)	(3,515)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(2,078)	(4,536)
Changes in Short-Term Borrowings
Payment of Dividends	(3,194)	(3,116)
Dividend Reinvestment	181	209
Exercise of Stock Options	219	107
Excess Tax Benefits from Share Based Payments	32	47
Partnership Distributions to Minority Interest Holders	(556)	(326)

Net Cash Used by Financing Activities	(5,396)	(7,615)

Net Increase/(Decrease) in Cash and Cash Equivalents	(5,465)	5,321

Cash and Cash Equivalents at Beginning of Period	9,662	9,464

Cash and Cash Equivalents at End of Period	$4,197	$14,785

Noncash Transactions from Investing and Financing Activities:

Accruals for Capital Expenditures	$773	$290
Dividend Payments Held in Escrow	$1,619	$1,480

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
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and six-month periods ended March 31, 2006 and 2005 are not indicative of the results to be expected for the full year.
The table below summarizes operating results for the twelve months ended March 31, 2006 and 2005:

	Twelve Months
EnergySouth, Inc.	Ended March 31,
In Thousands, Except Per Share Data	2006	2005

Operating Revenues	$135,043	$120,877

Cost of Gas	57,887	44,968
Cost of Merchandise	2,780	2,801
Operations and Maintenance Expense	24,859	25,070
Depreciation Expense	10,320	9,939
Taxes, Other Than Income Taxes	9,159	8,545

Operating Income	30,038	29,554

Interest Expense	(7,022)	(7,589)
Allowance for Borrowed Funds Used During Construction	617	21
Interest Income	303	120
Less: Minority Interest	(1,015)	(856)

Income Before Income Taxes	$22,921	$21,250

Income Taxes	9,045	8,011

Net Income	$13,876	$13,239

Earnings Per Share
Basic	$1.76	$1.69

Diluted	$1.75	$1.67

Average Common Shares Outstanding
Basic	7,889	7,825

Diluted	7,941	7,922

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
Prior to October 1, 2005, the Company accounted for its stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation cost was recognized as stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. Had compensation cost for the Plan been determined on the fair value of the options on the grant date, the Company’s net income and earnings per share would have been as follows for the three and six months ended March 31, 2005:

	Three Months	Six Months
EnergySouth, Inc.	Ended March 31,	Ended March 31,
In Thousands, Except per Share Data	2005	2005

Net Income, as reported	$6,795	$11,111
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	51	95

Pro forma net income	$6,744	$11,016

Earnings per share:
Basic — as reported	$0.87	$1.42

Basic — pro forma	$0.86	$1.41

Diluted — as reported	$0.85	$1.40

Diluted — pro forma	$0.85	$1.39

Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock options grants recognized during the three and six months ended March 31, 2006 was $102,000 and $187,000, respectively. The income tax benefit recognized in the income statement for these stock options during the three and six months ended March 31, 2006 was approximately $38,000 and $70,000, respectively. The impact of stock option expense was to reduce net income by $64,000 and $117,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.01 per share for the three and six months ended March 31, 2006.
The Company granted stock options during the three months ended March 31, 2006. In calculating the impact for options granted during the current reporting period and in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.

A summary of option activity under the Plan as of March 31, 2006 and changes during the six months then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at September 30, 2005	299,589	$20.979	7.44 years
Granted	73,950	30.445
Exercised	(10,627)	20.644
Forfeited	(9,600)	24.253

Outstanding at March 31, 2006*	353,312	$22.896	7.53 years	$3,213,468

Exercisable at March 31, 2006	154,926	$18.412	6.07 years	$2,075,716

Remaining reserved for grant at March 31, 2006	246,000

*	Includes 88,562 shares outstanding under the 1992 Amended and Restated Stock Option Plan.

The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was approximately $94,000 and $119,000, respectively. The fair value of options that vested during the three and six months ended March 31, 2006 was approximately $200,000 and $249,000, respectively.
At March 31, 2006, there was approximately $939,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.83 years.
During the three and six months ended March 31, 2006, cash received from options exercised was $196,000 and $219,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $23,000 and $32,000, respectively.
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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended March 31, (in thousands)	2006	2005	2006	2005

Service cost	$198	$227	$23	$43
Interest cost	455	448	67	79
Amortization of prior service cost	24	24	(27)	(11)
Amortization of unrecognized gain			15	15
Expected return on plan assets	(672)	(643)	(70)	(68)

Net periodic benefit cost (credit)	$5	$56	$8	$58

	Pension		Postretirement
	Benefits		Benefits
For the six months ended March 31, (in thousands)	2006	2005	2006	2005

Service cost	$438	$454	$78	$85
Interest cost	919	897	150	158
Amortization of transition asset
Amortization of prior service cost	47	47	(38)	(22)
Amortization of unrecognized gain/(loss)			33	29
Expected return on plan assets	(1,344)	(1,286)	(141)	(136)

Net periodic benefit cost (credit)	$60	$112	$82	$114

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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective

October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $1,000,000 at March 31, 2006 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, with $4,750,000 to be paid in fiscal 2006, of which $3,500,000 has been received, and the final payment of $1,350,000 due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	March 31,		March 31,		September 30,
	2006		2005		2005
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$2,208
ESR Fund	167	$250	$167	$417	$167	$333
Bad Debt Reserve	66		133	66	133
Other	10		23	14	23

Regulatory Assets	$2,451	$250	$323	$497	$323	$333

Liabilities

Bad Debt Reserve			$10
ESR Fund	$1,000		914		$975
Deferred Investment Tax Credit	15	$113	16	$129	15	$121
RSE Adjustment	118		78		433
Gross Receipt Tax Collections	4,295		4,287		3,751
Deferred Purchase Gas Adjustment			1,177		1,379
Contract Termination Payment	1,229
Accrued Dismantling Costs		12,819		12,096		12,455
Other	155		140		151

Regulatory Liabilities	$6,812	$12,932	$6,622	$12,225	$6,704	$12,576

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At March 31, 2006 and 2005, the net acquisition adjustments were $5,595,000 and $5,955,000, respectively, and the balance at September 30, 2005 was $5,774,000.
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

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands	2006	2005	2006	2005

Weighted Average Common Shares	7,915	7,843	7,910	7,838

Effect of Dilutive Securities:
Options to Purchase Common Stock	54	106	51	105

Diluted Average Common Shares	7,969	7,949	7,961	7,943

Stock option awards to purchase approximately 143,000 shares as of March 31, 2006 were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive as the option exercise prices were greater than the shares’ market prices during this period.
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

For the three months ended	Natural Gas	Natural Gas
March 31, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$41,122	$5,000	$1,028	$(1,059)	$46,091

Cost of Gas	22,047			(1,059)	20,988
Cost of Merchandise			625		625
Operations and Maintenance Expense	5,510	556	376		6,442
Depreciation Expense	1,995	656			2,651
Taxes, Other Than Income Taxes	2,727	216	25		2,968

Operating Income	8,843	3,572	2		12,417

Interest Income	1	42	174	(176)	41
Interest Expense	(777)	(1,021)	(95)	176	(1,717)
Allowance for Borrowed Funds Used During Construction	18	228			246
Less: Minority Interest	(26)	(259)			(285)

Income Before Income Taxes	$8,059	$2,562	$81		$10,702

For the three months ended	Natural Gas	Natural Gas
March 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$39,383	$4,725	$1,040	$(1,049)	$44,099

Cost of Gas	19,453			(1,049)	18,404
Cost of Merchandise			610		610
Operations and Maintenance Expense	5,546	810	344		6,700
Depreciation Expense	1,925	620			2,545
Taxes, Other Than Income Taxes	2,627	236	22		2,885

Operating Income	9,832	3,059	64		12,955

Interest Income	1	38	93	(90)	42
Interest Expense	(782)	(1,074)	(76)	90	(1,842)
Allowance for Borrowed Funds Used During Construction	2	9			11
Less: Minority Interest	(30)	(188)			(218)

Income Before Income Taxes	$9,023	$1,844	$81		$10,948

For the six months ended	Natural Gas	Natural Gas
March 31, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$80,697	$9,694	$2,629	$(2,117)	$90,903

Cost of Gas	46,164			(2,117)	44,047
Cost of Merchandise			1,583		1,583
Operations and Maintenance Expense	10,694	1,276	771		12,741
Depreciation Expense	3,990	1,303			5,293
Taxes, Other Than Income Taxes	5,365	430	47		5,842

Operating Income	14,484	6,685	228		21,397

Interest Income	15	104	288	(289)	118
Interest Expense	(1,524)	(2,070)	(148)	289	(3,453)
Allowance for Borrowed Funds Used During Construction	39	382			421
Less: Minority Interest	(56)	(467)			(523)

Income Before Income Taxes	$12,958	$4,634	$368		$17,960

For the six months ended	Natural Gas	Natural Gas
March 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$70,441	$9,508	$2,605	$(2,087)	$80,467

Cost of Gas	35,413			(2,087)	33,326
Cost of Merchandise			1,569		1,569
Operations and Maintenance Expense	10,843	1,588	766		13,197
Depreciation Expense	3,851	1,244			5,095
Taxes, Other Than Income Taxes	4,837	458	41		5,336

Operating Income	15,497	6,218	229		21,944

Interest Income	2	67	95	(90)	74
Interest Expense	(1,510)	(2,162)	(131)	90	(3,713)
Allowance for Borrowed Funds Used During Construction	4	9			13
Less: Minority Interest	(65)	(381)			(446)

Income Before Income Taxes	$13,928	$3,751	$193		$17,872

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
At March 31, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 below, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company’s rate schedules permit the recovery of all costs associated with gas supply from customers.

Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of March 31, 2006, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas	Bay Gas
	Gas	Minimum
Fiscal	Supply	Payments for	Construction	Total
Year	Contracts	Service Fees	Contracts	Commitments

remaining 2006	$6,895	$75	$8,317	$15,287
2007	2,009	333		2,342
2008	1,187	378		1,565
2009	1,187	423		1,610
2010 - and thereafter	2,028	11,426		13,454

Total	$13,306	$12,635	$8,317	$34,258

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
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended March 31, 2006 decreased $0.01 per diluted share and were relatively flat for the six months ended March 31, 2006 as compared to the same prior-year periods. The decrease in earnings for the three-month period ended March 31, 2006 was due primarily to a decline in earnings from Mobile Gas’ distribution business which was mostly offset by increased earnings from Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business decreased $0.07 per diluted share for the three- and six-month periods ended March 31, 2006 when compared to the same prior year periods due primarily to a decline in consumption from temperature-sensitive customers during the second fiscal quarter.
The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.05 and $0.06 per diluted share for the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods. The positive earnings contributions are due to increased storage revenues associated with new contracts for long-term storage services, a reduction in operating expenses and an increase in the amount of interest capitalized during the construction and development of the third underground natural gas storage cavern.
Natural Gas Distribution
The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas and SGT.

The Alabama Public Service Commission (APSC) regulates the Company’s gas distribution operations. Mobile Gas’ rate tariffs for gas distribution allow rate adjustments to pass through to customers the cost of gas and certain taxes. These costs, therefore, have little direct impact on the Company’s margins, which are defined as natural gas distribution revenues less the cost of gas and related taxes. Mobile Gas’ rate tariffs also allow a rate adjustment to pass through to customers the incremental depreciation expense and financing costs associated with the replacement of cast iron mains. In fiscal 2005, the Company accelerated the replacement of cast iron mains to improve and enhance the distribution system. Consequently, during fiscal 2006, the collection of these costs has a direct impact on the Company’s margins when compared to prior-year periods.
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
Natural gas distribution revenues increased $1,739,000 (4%) and $10,256,000 (15%) during the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods due to the rate adjustments to recover increased gas costs paid to suppliers. The increase in revenues during the three- and six-month periods were partially offset by declines of 13% and 5%, respectively, in volumes delivered to temperature-sensitive customers. The increase in revenues was also partially offset by a decline in the number of temperature-sensitive customers served during the current-year periods.
Revenues from the sale of natural gas to large commercial and industrial customers increased $427,000 (13%) and $1,929,000 (32%) for the three-and six-month periods ended March 31, 2006 due to the rate adjustments noted above. The increase in revenues during the three- and six-month periods were partially offset by declines of 14% and 4%, respectively, in volumes delivered to customers during the current year periods as a result of the increased price of natural gas.
Revenues from the transportation of natural gas to large commercial and industrial customers increased $163,000 (9%) and $139,000 (4%) during the three-and six-month periods ended March 31, 2006 due to a increase in volumes delivered to customers.
The cost of natural gas increased $2,594,000 (13%) and $10,751,000 (30%) for the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods due to higher natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, declined approximately 4% and 1% during the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods. Increased margins from the amortization of the regulatory liability for gross receipts taxes and increased collections for cast iron replacements were more than offset by a decline in usage per degree day by temperature-sensitive customers and a decline in the number of temperature-sensitive customers served during the current-year periods. Residential customer consumption, when adjusted for weather variations, declined 15% and 11%, respectively, for the three- and six-month periods ended March 31, 2006 when compared to the same prior-year periods. These declines are significantly higher than historical declines in usage that Mobile Gas has experienced over time as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Management believes that this decline is largely attributable to the high natural gas prices experienced during the fall and winter of 2005-2006 after Hurricane Katrina. Additionally, usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.
Operations and maintenance (O&M) expenses for the three months ended March 31, 2006 approximated the same prior year period. O&M expenses decreased $149,000 (1%) for the six months ended March 31, 2006 as compared to the same prior-year period due in part to a decrease in postemployment health insurance expenses. Due to a change in the Company’s provider of health insurance which was effective December 31, 2005, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000. This decrease in benefit expenses was partially offset by an increase in compensation expense recorded for stock options in accordance with SFAS 123R as discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements above, an increase in expenses related to the search for a successor for the current President and Chief Executive Officer upon his retirement in fiscal 2007, and an increase in bad debt reserves due to the rise in gas revenues associated with the increase in natural gas prices discussed above. In response to the corresponding increase in revenues, Mobile Gas established additional reserves for anticipated uncollectible account balances for gas delivered during the current year period.
Depreciation expense increased $70,000 (4%) and $139,000 (4%) for the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $100,000 (4%) and $528,000 (11%) for the three- and six-month periods ended March 31, 2006 due primarily to the increased revenues.
Interest expense decreased approximately $5,000 and $14,000 for the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods due primarily to principal payments on long-term debt.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three-and six-month periods ended March 31, 2006 due to a decline in pretax earnings of the partnership.
Natural Gas Storage
The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing for Mobile Gas and other customers substantial, long-term services that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC last issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004, in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of new rates for transportation-only service. On April 14, 2006, the FERC issued an order regarding Bay Gas’ petition for new rates which does not have a material impact on Bay Gas’ earnings.
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Bay Gas entered into a fifteen-year contract with Southern Company Services, Inc. (Southern), an affiliate of Southern Company, for most of the second cavern capacity. During fiscal year 2004, the remaining capacity of the second cavern was fully subscribed on a firm basis. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Together, the two caverns at Bay Gas currently hold approximately 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of these caverns is currently planned to enable them to ultimately hold 7.0 Bcf. Such development will commence after development of the third cavern and will be subject to certain operational considerations to avoid interruption of storage operations.
Bay Gas recently began construction on a third storage cavern and related facilities and has entered into multi-year contracts with customers for a majority of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service during the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Bay Gas’ revenues increased $275,000 (6%) and $186,000 (2%) during the three-and six-month periods ended March 31, 2006 as compared to the same prior-year periods due primarily to additional revenues derived from new long-term storage agreements.
Operations and maintenance (O&M) expenses decreased $254,000 (31%) and $312,000 (20%) during the three- and six-month periods ended March 31, 2006 as compared to the same prior-year periods due primarily to a one time credit of approximately $270,000 related to certain cavern lease payments recorded as a prepaid asset which will be amortized over the remaining term of the lease under which the payments are made. Also contributing to the decrease in expenses for the six months ended March 31, 2006 was a reduction in the present value of future health insurance benefits for certain disabled employees as discussed in Note 4 to the Unaudited Condensed Consolidated Financials Statements above.
Depreciation expense increased $36,000 (6%) and $59,000 (5%) during the three- and six-month periods ended March 31, 2006 due to increased investments in property, plant and equipment.
Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $219,000 and $373,000 for the three- and six-month periods ended March 31, 2006 due to the construction of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $71,000 (38%) and $86,000 (23%) during the three-and six-month periods ended March 31, 2006 as compared to the same prior-year periods due to increased pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities for the three-month period ended March 31, 2006 was approximately the same as the comparable prior year period. Income before income taxes from Other business activities for the six-month period ended March 31, 2006 increased approximately $0.01 per diluted share as compared to the same prior-year period due primarily to an increase in interest income.

Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense decreased $112,000 (3%) for the three-month period ended March 31, 2006 and increased $54,000 (1%) for the six-month period ended March 31, 2006 as compared to the same prior-year periods.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities decreased $4,779,000 during the six-month period ended March 31, 2006 as compared to the same period last fiscal year due to a decrease in collections of increased gas costs from customers and the payment of federal, state, and local taxes. Offsetting the above negative impacts on cash flow from operating activities was a decrease in accounts receivable, an increase in deferred income tax expense, and an increase in payables.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the six months ended March 31, 2006 and 2005, the Company used cash of $11,741,000 and $3,515,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the six month period ended March 31, 2006, Bay Gas invested $6,177,000 in the ongoing development of a third salt-dome storage cavern. The expansion of storage facilities is expected to be funded through internal cash generation and the issuance of long-term debt.
Financing activities used cash of $5,396,000 and $7,615,000 during the six months ended March 31, 2006 and March 31, 2005, respectively, due primarily to payments on long term debt and quarterly dividends.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement. At March 31, 2006, the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Additional funds in an aggregate amount of $2,600,000 are expected to be provided in the remaining portion of calendar year 2006 in accordance with the Termination Agreement as discussed in Note 5 to the Notes to the Unaudited Condensed Consolidated Financial Statements. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
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
The table below summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2006:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2010 and
Obligations (in thousands):	2006	2007	2008	2009	thereafter

Long-Term Debt	$3,135	$5,019	$5,300	$5,454	$61,806

Interest Payments	3,397	6,242	5,822	5,382	26,340

Estimated Future Minimum Payments for Bay Gas Service Fees	75	333	378	423	11,426

Construction Contracts for Bay Gas’	8,317
3rd Cavern Development

Gas Supply Contracts	6,895	2,009	1,187	1,187	2,028

Total	$21,819	$13,603	$12,687	$12,446	$101,600

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
At March 31, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At March 31, 2006 the Company had approximately $80.7 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
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
PART II. OTHER INFORMATION
Item 5. Other Information
On April 28, 2006, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the three and six months ended March 31, 2006 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated April 28, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.
(Registrant)

Date: May 1, 2006	/s/ John S. Davis

John S. Davis
President and
Chief Executive Officer

Date: May 1, 2006	/s/ Charles P. Huffman

Charles P. Huffman
Senior Vice President and
Chief Financial Officer