Form 10-Q
period 2006-06-30
ENERGYSOUTH INC
filed 2006-07-31
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2006
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
Common stock ($.01 par value) outstanding at July 31, 2006 – 7, 938,537 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2006
INDEX

Page No.
PART I: FINANCIAL INFORMATION

Item 1 Financial Statements:

(a) Unaudited Condensed Consolidated Balance Sheets June 30, 2006 and 2005 and September 30, 2005	3 - 4

(b) Unaudited Condensed Consolidated Statements of Income Three and Nine Months Ended June 30, 2006 and 2005	5

(c) Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2006 and 2005	6

(d) Notes to Unaudited Condensed Consolidated Financial Statements	7 - 19

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 27

Item 3 Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 Controls and Procedures	28 - 29

PART II: OTHER INFORMATION

Item 5 Other Information	29

Item 6 Exhibits	30
Storage Service Agreement
Storage Service Agreement
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands	2006	2005	2005
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$1,176	$13,585	$8,052
Restricted Cash	1,761	1,599	1,610
Receivables
Gas	7,531	7,824	7,568
Unbilled Revenue	1,516	1,589	1,777
Merchandise	2,028	2,197	2,123
Other	1,278	1,183	1,468
Allowance for Doubtful Accounts	(1,505)	(1,934)	(1,029)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,345	1,359	1,319
Gas Stored Underground (At Average Cost)	5,104	5,508	5,666
Regulatory Assets	2,449	323	323
Deferred Income Taxes	2,617	2,285	3,784
Prepayments	2,606	2,089	1,814

Total Current Assets	27,906	37,607	34,475

Property, Plant, and Equipment	291,235	279,534	283,605
Less: Accumulated Depreciation and Amortization	83,555	76,236	77,982

Property, Plant, and Equipment — Net	207,680	203,298	205,623
Construction Work in Progress	14,932	2,933	6,265

Total Property, Plant, and Equipment	222,612	206,231	211,888

Other Assets
Prepaid Pension Cost	849	957	939
Deferred Charges	387	616	390
Prepayments	1,265	913	1,249
Regulatory Assets	208	415	333
Merchandise Receivables Due After One Year	3,042	3,161	3,185

Total Other Assets	5,751	6,062	6,096

Total	$256,269	$249,900	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands, Except Share Data	2006	2005	2005
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$4,957	$5,160	$5,213
Accounts Payable	7,459	6,526	6,235
Dividends Declared	1,809	1,676	1,684
Customer Deposits	1,159	1,277	1,294
Taxes Accrued	3,745	3,413	6,037
Interest Accrued	420	463	970
Regulatory Liabilities	6,911	5,894	6,704
Other	1,166	1,302	1,150

Total Current Liabilities	27,626	25,711	29,287

Other Liabilities
Accrued Postretirement Benefit Cost	881	684	762
Deferred Income Taxes	23,615	23,534	22,626
Deferred Investment Tax Credits	221	247	236
Regulatory Liabilities	13,068	12,380	12,576
Other	1,300	1,570	1,597

Total Other Liabilities	39,085	38,415	37,797

	66,711	64,126	67,084

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 20,000,000 Shares; Outstanding
June 2006 — 7,936,000;
June 2005 — 7,855,000;
September 2005 — 7,898,000 Shares)	79	78	79
Capital in Excess of Par Value	28,674	26,835	27,457
Retained Earnings	82,435	75,377	74,952
Grantor Trust, at cost	(1,684)	(1,485)	(1,539)
Deferred Compensation Liability	1,684	1,485	1,539

Total Stockholders’ Equity	111,188	102,290	102,488
Minority Interest	5,507	5,063	5,308
Long-Term Debt	72,863	78,421	77,579

Total Capitalization	189,558	185,774	185,375

Total	$256,269	$249,900	$252,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
ENERGYSOUTH, INC.	Ended June 30,		Ended June 30,
In Thousands, Except Per Share Data	2006	2005	2006	2005

Operating Revenues
Gas Revenues	$21,729	$21,362	$110,003	$99,224
Merchandise Sales	1,099	672	3,152	2,558
Other	298	316	874	1,035

Total Operating Revenues	23,126	22,350	114,029	102,817

Operating Expenses
Cost of Gas	7,166	6,984	51,213	40,310
Cost of Merchandise	860	605	2,443	2,174
Operations and Maintenance	6,583	6,289	19,324	19,485
Depreciation	2,638	2,544	7,931	7,640
Taxes, Other Than Income Taxes	1,788	1,735	7,630	7,071

Total Operating Expenses	19,035	18,157	88,541	76,680

Operating Income	4,091	4,193	25,488	26,137

Other Income and (Expense)
Interest Expense	(1,669)	(1,805)	(5,123)	(5,518)
Capitalized Interest	280	49	701	62
Interest Income	41	103	159	177
Minority Interest	(272)	(203)	(795)	(649)

Total Other Income (Expense)	(1,620)	(1,856)	(5,058)	(5,928)

Income Before Income Taxes	2,471	2,337	20,430	20,209
Income Taxes	908	880	7,722	7,641

Net Income	$1,563	$1,457	$12,708	$12,568

Earnings Per Share
Basic	$0.20	$0.19	$1.61	$1.60

Diluted	$0.20	$0.18	$1.59	$1.58

Average Common Shares Outstanding

Basic	7,931	7,854	7,917	7,843
Diluted	7,988	7,947	7,970	7,945

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
EnergySouth, Inc.	Ended June 30,
In Thousands	2006	2005

Cash Flows from Operating Activities
Net Income	$12,708	$12,568
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	8,183	7,915
Provision for Losses on Receivables and Inventory	1,029	967
Provision for Deferred Income Taxes	2,144	307
Minority Interest	795	649
Stock-Based Employee Compensation Expense	265
Changes in Operating Assets and Liabilities:
Receivables	(110)	(1,570)
Inventory	612	(1,091)
Payables	564	47
Taxes	(2,293)	1,100
Deferred Purchased Gas Adjustment	(3,625)	4,037
Other	1,213	942

Net Cash Provided by Operating Activities	21,485	25,871

Cash Flows from Investing Activites
Capital Expenditures	(17,770)	(8,075)
Restricted Cash	(151)	(122)

Net Cash Used in Investing Activities	(17,921)	(8,197)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(4,972)	(7,359)
Payment of Dividends	(5,225)	(4,816)
Dividend Reinvestment	268	307
Exercise of Stock Options	423	147
Excess Tax Benefits from Share Based Payments	93
Partnership Distributions to Minority Interest Holders	(595)	(355)

Net Cash Used in Financing Activities	(10,008)	(12,076)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,444)	5,598

Cash and Cash Equivalents at Beginning of Period	8,052	7,987

Cash and Cash Equivalents at End of Period	$1,608	$13,585

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$1,257	$1,023

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principles of Consolidation
The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Services, Inc. (Services); EnergySouth Storage Services, Inc. (Storage); a 90.9% owned limited partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owners’ proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated.
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
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and nine-month periods ended June 30, 2006 and 2005 are not indicative of the results to be expected for the full year.
The table below summarizes operating results for the twelve months ended June 30, 2006 and 2005:

	Twelve Months
EnergySouth, Inc.	Ended June 30,
In Thousands, Except Per Share Data	2006	2005

Operating Revenues	$135,819	$122,231
Cost of Gas	58,069	45,854
Cost of Merchandise	3,035	2,884
Operations and Maintenance Expense	25,153	25,319
Depreciation Expense	10,414	10,044
Taxes, Other Than Income Taxes	9,212	8,586

Operating Income	29,936	29,544

Interest Expense	(6,886)	(7,436)
Allowance for Borrowed Funds Used During Construction	848	66
Interest Income	241	202
Less: Minority Interest	(1,084)	(871)

Income Before Income Taxes	$23,055	$21,505

Income Taxes	9,073	8,107

Net Income	$13,982	$13,398

Earnings Per Share
Basic	$1.77	$1.71

Diluted	$1.76	$1.69

Average Common Shares Outstanding
Basic	7,909	7,837

Diluted	7,962	7,936

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
Prior to October 1, 2005, the Company accounted for its stock option plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, no compensation cost was recognized as stock options were issued with exercise prices equal to the market value of the underlying shares on the grant date. Had compensation cost for the Plan been determined on the fair value of the options on the grant date, the Company’s net income and earnings per share would have been as follows for the three and nine months ended June 30, 2005:

	Three Months	Nine Months
EnergySouth, Inc.	Ended June 30,	Ended June 30,
In Thousands, Except per Share Data	2005	2005

Net Income, as reported	$1,457	$12,568
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	54	149

Pro forma net income	$1,403	$12,419

Earnings per share:
Basic — as reported	$0.19	$1.60

Basic — pro forma	$0.18	$1.58

Diluted — as reported	$0.18	$1.58

Diluted — pro forma	$0.18	$1.56

Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock options grants recognized during the three and nine months ended June 30, 2006 was $78,000 and $265,000, respectively. The income tax benefit recognized in the income statement for these stock options during the three and nine months ended June 30, 2006 was approximately $30,000 and $100,000, respectively. The impact of stock option expense was to reduce net income by $48,000 and $165,000, respectively, which represents a decrease in basic and diluted earnings per share of less than $0.01 per share for the three months ended June 30, 2006 and $0.02 per share for the nine months ended June 30, 2006.
The Company granted stock options during the nine months ended June 30, 2006. In calculating the impact for options granted during the current reporting period and in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Options granted during the nine months ended June 30, 2006 have an estimated fair value of $5.49 as calculated using the following assumptions: a stock price volatility of 17.43%, an expected life of six years, a risk free interest rate of 4.48% and a dividend yield of 2.8%.

A summary of option activity under the Plan as of June 30, 2006 and changes during the nine months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value (in
	Shares	Price	Life	thousands)

Outstanding at September 30, 2005	299,589	$20.979	7.44 years
Granted	73,950	30.445
Exercised	(23,252)	18.612
Forfeited	(12,150)	25.727

Outstanding at June 30, 2006*	338,137	$23.049	7.57 years	$2,709

Exercisable at June 30, 2006	158,851	$18.434	6.16 years	$2,033

Remaining reserved for grant at June 30, 2006	248,000

* Includes 83,812 shares outstanding under the 1992 Amended and Restated Stock Option Plan
The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was approximately $147,000 and $266,000, respectively. The fair value of options that vested during the three and nine months ended June 30, 2006 was approximately $78,000 and $327,000, respectively.
At June 30, 2006, there was approximately $765,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.65 years.
During the three and nine months ended June 30, 2006, cash received from options exercised was $204,000 and $423,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $61,000 and $93,000, respectively.
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
The Company also provides certain health care and life insurance benefits for retired employees. Substantially all employees are eligible for such benefits if they retire under the provisions of the Company’s retirement plan. The Company accrues the costs of such benefits over the expected service period of the employees. Effective August 1, 2006, the Company will no longer provide life insurance benefits for retired employees. See Note 10 to the Unaudited Condensed Consolidated Financial Statements below.
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended June 30, (in thousands)	2006	2005	2006	2005

Service cost	$219	$215	$39	$43
Interest cost	460	445	75	79
Amortization of prior service cost	23	24	(19)	(11)
Amortization of unrecognized gain			17	15
Expected return on plan assets	(672)	(643)	(71)	(68)

Net periodic benefit cost (credit)	$30	$41	$41	$58

	Pension		Postretirement
	Benefits		Benefits
For the nine months ended June 30, (in thousands)	2006	2005	2006	2005

Service cost	$656	$646	$117	$128
Interest cost	1,379	1,335	225	236
Amortization of prior service cost	70	71	(57)	(33)
Amortization of unrecognized gain/(loss)			50	44
Expected return on plan assets	(2,015)	(1,929)	(212)	(204)

Net periodic benefit cost (credit)	$90	$123	$123	$171

For fiscal year 2006, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded.
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
On December 7, 2005, Mobile Gas consented to a request by the Alabama Public Service Commission that the utility maintain its rates through March 31, 2006, at levels no higher than those implemented with the December 1, 2005 rate adjustment. The rate freeze has no impact on Mobile Gas’ margins, defined as revenues less cost of gas and related taxes, due to the components of Mobile Gas’ rate tariffs. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate tariffs. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in the Deferred Purchased Gas Adjustment which is classified as part of Regulatory Assets and/or Liabilities within the Company’s Balance Sheet. See the table of significant regulatory assets and liabilities shown below.
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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. During the year ended September 30, 2003, Mobile Gas charged $146,000 against the ESR due to revenue losses from a large industrial customer. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. Effective October 1, 2004, Mobile Gas began recording a monthly accrual in the amount of $10,000 to restore the reserve to its former balance of $1.0 million. The ESR balance of $1,000,000 at June 30, 2006 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus has agreed to pay Mobile Gas $6,100,000, of which $4,750,000 has been received to date in fiscal year 2006, and the final payment of $1,350,000 is due October 1, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	June 30,		June 30,		September 30,
	2006		2005		2005
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$2,246
ESR Fund	167	$208	$167	$375	$167	$333
Other	36		156	40	156

Regulatory Assets	$2,449	$208	$323	$415	$323	$333

Liabilities

ESR Fund	$1,000		944		$975
Deferred Investment Tax Credit	15	$110	15	$125	15	$121
RSE Adjustment	46		16		433
Gross Receipt Tax Collections	3,495		4,006		3,751
Deferred Purchase Gas Adjustment			768		1,379
Contract Termination Payment	2,172
Accrued Dismantling Costs		12,958		12,255		12,455
Other	183		145		151

Regulatory Liabilities	$6,911	$13,068	$5,894	$12,380	$6,704	$12,576

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At June 30, 2006 and 2005, the net acquisition adjustments were $5,506,000 and $5,863,000, respectively, and the balance at September 30, 2005 was $5,774,000.
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

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,
In Thousands	2006	2005	2006	2005

Weighted Average Common Shares	7,931	7,854	7,917	7,843

Effect of Dilutive Securities:
Options to Purchase Common Stock	57	93	53	102

Diluted Average Common Shares	7,988	7,947	7,970	7,945

Stock option awards to purchase approximately 141,000 shares as of June 30, 2006 were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive as the option exercise prices were greater than the shares’ market prices during this period.
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

For the three months ended	Natural Gas	Natural Gas
June 30, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$17,600	$5,175	$1,397	$(1,046)	$23,126
Cost of Gas	8,212			(1,046)	7,166
Cost of Merchandise			860		860
Operations and Maintenance Expense	5,368	877	338		6,583
Depreciation Expense	1,995	643			2,638
Taxes, Other Than Income Taxes	1,558	215	15		1,788

Operating Income	467	3,440	184		4,091

Interest Income	1	42	201	(203)	41
Interest Expense	(780)	(1,007)	(85)	203	(1,669)
Capitalized Interest	13	267			280
Less: Minority Interest	(24)	(248)			(272)

Income (Loss) Before Income Taxes	$(323)	$2,494	$300		$2,471

For the three months ended	Natural Gas	Natural Gas
June 30, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$17,950	$4,476	$988	$(1,064)	$22,350
Cost of Gas	8,048			(1,064)	6,984
Cost of Merchandise			605		605
Operations and Maintenance Expense	5,181	794	314		6,289
Depreciation Expense	1,925	619			2,544
Taxes, Other Than Income Taxes	1,484	238	13		1,735

Operating Income	1,312	2,825	56		4,193

Interest Income	15	50	64	(26)	103
Interest Expense	(702)	(1,063)	(66)	26	(1,805)
Capitalized Interest	7	42			49
Less: Minority Interest	(33)	(170)			(203)

Income Before Income Taxes	$599	$1,684	$54		$2,337

For the nine months ended	Natural Gas	Natural Gas
June 30, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$98,297	$14,869	$4,026	$(3,163)	$114,029
Cost of Gas	54,376			(3,163)	51,213
Cost of Merchandise			2,443		2,443
Operations and Maintenance Expense	16,062	2,153	1,109		19,324
Depreciation Expense	5,985	1,946			7,931
Taxes, Other Than Income Taxes	6,922	645	63		7,630

Operating Income	14,952	10,125	411		25,488

Interest Income	16	146	489	(492)	159
Interest Expense	(2,304)	(3,077)	(234)	492	(5,123)
Capitalized Interest	52	649			701
Less: Minority Interest	(80)	(715)			(795)

Income Before Income Taxes	$12,636	$7,128	$666		$20,430

For the nine months ended	Natural Gas	Natural Gas
June 30, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$88,391	$13,984	$3,593	$(3,151)	$102,817
Cost of Gas	43,461			(3,151)	40,310
Cost of Merchandise			2,174		2,174
Operations and Maintenance Expense	16,023	2,382	1,080		19,485
Depreciation Expense	5,777	1,863			7,640
Taxes, Other Than Income Taxes	6,321	696	54		7,071

Operating Income	16,809	9,043	285		26,137

Interest Income	17	117	159	(116)	177
Interest Expense	(2,212)	(3,225)	(197)	116	(5,518)
Capitalized Interest	11	51			62
Less: Minority Interest	(98)	(551)			(649)

Income Before Income Taxes	$14,527	$5,435	$247		$20,209

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
At June 30, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 below, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
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
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006, Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of June 30, 2006, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.

Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum
Fiscal	Supply	Implemention of	Payments for	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Commitments

remaining 2006	$4,732	$225	$75	$2,666	$7,698
2007	5,613	2,150	333	6,429	14,525
2008	1,187	613	378		2,178
2009	1,187		423		1,610
2010 — and thereafter	2,028		11,426		13,454

Total	$14,747	$2,988	$12,635	$9,095	$39,465

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
Based on recent plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Mobile Gas had discussions with ADEM to identify steps necessary to obtain ADEM’s concurrence with Mobile Gas’ plans for the site. The Company engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
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
Note 10. Subsequent Events
As noted in Note 4 above, the Company has provided a term life insurance benefit for retirees. Effective August 1, 2006, the Company will no longer provide this benefit. In lieu of providing this coverage, the Company made a one-time payment to each retiree based on such retiree’s life insurance coverage and age. The Company paid an aggregate amount of $1,377,000 in such payments. The termination of the retiree life insurance as of July 31, 2006 constitutes a settlement under SFAS 106 which requires that the postretirement benefit obligation be remeasured. This settlement results in a credit to expense that approximates the amount of payments made to retirees and will be reported in the Company’s fourth quarter results in fiscal year 2006.
In a letter dated July 5, 2006, the Company entered into an agreement with John S. Davis, President and Chief Executive Officer, to aid in the transition of his previously announced retirement on June 30, 2007. As part of that agreement, effective July 1, 2007, all options previously granted to Mr. Davis that are then unvested will immediately become vested. Accelerated compensation expense of approximately $34,000 and $103,000 will be recognized in the fourth quarter of fiscal 2006 and in fiscal 2007, respectively, due to the vesting modification of the outstanding options.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
EnergySouth, Inc. is the holding company for a family of energy businesses. Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. EnergySouth Storage Services is the general partner of Bay Gas Storage Company, a limited partnership that provides underground storage and delivery of natural gas for Mobile Gas and other customers. EnergySouth Services is the general partner of Southern Gas Transmission Company, which is engaged in the intrastate transportation of natural gas.
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share increased $0.02 and $0.01 per diluted share for the three- and nine-month periods ended June 30, 2006, respectively, as compared to the same prior-year periods. The increase in earnings for the three- and nine-month periods ended June 30, 2006 was due primarily to increased earnings from Bay Gas’ natural gas storage business and other business operations. These increases were mostly offset by a decline in earnings from Mobile Gas’ distribution business. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business decreased $0.08 and $0.15 per diluted share for the three- and nine-month periods ended June 30, 2006 when compared to the same prior year periods due primarily to a decline in consumption from temperature-sensitive customers.
The Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.07 and $0.13 per diluted share for the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods. The positive earnings contributions are due to increased storage revenues associated with new contracts for long-term and short-term storage services and an increase in the amount of interest capitalized during the construction and development of the third underground natural gas storage cavern. A reduction in operating expenses also contributed to the increased earnings during the nine months ended June 30, 2006.
Earnings from other business operations increased $0.03 per diluted share for the three and nine-month periods ended June 30, 2006 as compared to the same prior-year periods, due primarily to an increase in interest income and merchandise sales and related activities.

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
Mobile Gas utilizes a Rate Stabilization and Equalization (RSE) tariff which is a ratemaking methodology also used by the APSC to regulate certain other utilities. Rate adjustments, designed to decrease annual gas revenues by approximately $303,000 and increase annual gas revenues by approximately $1.7 million, were implemented under the RSE tariff effective December 1, 2005 and December 1, 2004, respectively. The December 1, 2005 rate adjustment results in decreased revenues due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 5 to the Unaudited Condensed Consolidated Financial Statements above.
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
Natural gas distribution revenues decreased $350,000 (2%) and increased $9,906,000 (11%) during the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods. Rate adjustments to recover increased gas costs paid to suppliers during the three months ended June 30, 2006 were more than offset by a 16% decline in volumes delivered to temperature-sensitive customers. This decline resulted from customer reaction to historically high natural gas prices and from temperatures that were warmer than the same period last year. During the nine months ended June 30, 2006, increased revenues resulting from rate adjustments to recover increased gas costs paid to suppliers were partially offset by a 7% decline in volumes delivered to customers. Revenues during the current-year three- and nine-month periods were also negatively impacted by a decline in the number of temperature-sensitive customers served.
Revenues from the sale of natural gas to large commercial and industrial customers were relatively flat for the three months ended June 30, 2006 and increased $1,929,000 (23%) for the nine-month period ended June 30, 2006. Increased revenues during the three- and nine-month periods due to the rate adjustments noted above were offset by declines of 17% and 8%, respectively, in volumes delivered to customers during the current year periods as a result of the increased price of natural gas.
Revenues from the transportation of natural gas to large commercial and industrial customers decreased $183,000 (10%) and $44,000 (1%) during the three-and nine-month periods ended June 30, 2006 due to a decrease in volumes delivered to such customers.
The cost of natural gas increased $164,000 (2%) and $10,915,000 (25%) for the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due to higher natural gas commodity prices. The increased commodity price of natural gas during the three month period ended June 30, 2006 was mostly offset by the decline in volumes delivered to customers as noted above.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, declined approximately 6% and 4% during the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods. Increased margins from the amortization of the regulatory liability for gross receipts taxes and increased collections for cast iron replacements were more than offset by a decline in usage per degree day by temperature-sensitive customers and a decline in the number of temperature-sensitive customers served during the current-year periods. Residential customer consumption, when adjusted for weather variations, declined 12% and 11%, respectively, for the three- and nine-month periods ended June 30, 2006 when compared to the same prior-year periods. These declines are significantly higher than historical declines in usage that Mobile Gas has experienced over time as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Management believes that this decline is largely attributable to the high natural gas prices experienced during the fall and winter of 2005-2006 after Hurricane Katrina. Additionally, usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.
Operations and maintenance (O&M) expenses for the three months ended June 30, 2006 increased $187,000 (4%) as compared to the same prior year period due primarily to an increase in compensation expense recorded for stock options in accordance with SFAS 123R as discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements above and an increase in expenses incurred to evaluate and select software alternatives for a new customer information system (CIS) to be implemented in fiscal 2007.
O&M expenses for the nine months ended June 30, 2006 approximated the same prior-year period. Due to a change in the Company’s provider of health insurance which was effective December 31, 2005, certain disabled employees became ineligible for coverage under the

Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000. This decrease in benefit expenses was offset by an increase in compensation expense recorded for stock options and the expenses related to the CIS software evaluation and selection as discussed above, and an increase in expenses related to the search for a successor for the current President and Chief Executive Officer in connection with his retirement in fiscal 2007.
Depreciation expense increased $70,000 (4%) and $208,000 (4%) for the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $74,000 (5%) and $601,000 (10%) for the three- and nine-month periods ended June 30, 2006 due primarily to the increased revenues.
Interest expense increased approximately $78,000 and $92,000 for the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due primarily to inter-company borrowings.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three-and nine-month periods ended June 30, 2006 due to a decline in pretax earnings of the partnership.
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
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’

second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Together, the two caverns at Bay Gas currently hold approximately 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of these caverns is currently planned to enable them to ultimately hold 7.0 Bcf. Such development will commence following completion of new cavern development and will be subject to certain operational considerations to avoid interruption of storage operations.
Bay Gas recently began construction on a third storage cavern and related facilities and has entered into multi-year contracts with customers for substantially all of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service during the summer of 2007. The addition of the third cavern and additional capacity development of the second cavern is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Bay Gas’ revenues increased $699,000 (16%) and $885,000 (6%) during the three-and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due primarily to additional revenues derived from new long-term and short-term storage agreements. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $83,000 (10%) during the three months ended June 30, 2006 due primarily to an increase in the cavern lease expense resulting from the construction and expansion activities of the third cavern. O&M expenses decreased $229,000 (10%) during the nine-month period ended June 30, 2006 as compared to the same prior-year periods due primarily to a one time credit of approximately $270,000 related to certain cavern lease payments recorded as a prepaid asset which will be amortized over the remaining term of the lease under which the payments are made. Also contributing to the decrease in expenses for the nine months ended June 30, 2006 was a reduction in the present value of future health insurance benefits for certain disabled employees as discussed in Note 4 to the Unaudited Condensed Consolidated Financials Statements above. These decreases were partially offset by an increase in compensation expense recorded for stock options.
Depreciation expense increased $24,000 (4%) and $83,000 (4%) during the three- and nine-month periods ended June 30, 2006 due to increased investments in property, plant and equipment.
Capitalized interest costs increased $225,000 and $598,000 for the three- and nine-month periods ended June 30, 2006 due to the construction of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $78,000 (46%) and $164,000 (30%) during the three-and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due to increased pretax earnings of Bay Gas as discussed above.

Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities increased approximately $0.03 per diluted share for the three and nine-month periods ended June 30, 2006 as compared to the same prior-year periods due primarily to an increase in interest income and an increase in merchandise sales and related activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $28,000 (3%) and $81,000 (1%) for the three- and nine-month periods ended June 30, 2006 as compared to the same prior-year periods.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities decreased $4,818,000 during the nine-month period ended June 30, 2006 as compared to the same period last fiscal year due to a decrease in collections of increased gas costs from customers and an increase in the payment of federal, state, and local taxes. Offsetting the above negative impacts on cash flow from operating activities was a decrease in accounts receivable and inventory, an increase in deferred income tax expense, and an increase in payables.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the nine months ended June 30, 2006 and 2005, the Company used cash of $17,921,000 and $8,197,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the nine month period ended June 30, 2006, Bay Gas invested $8,246,000 in the ongoing development of a third underground salt-dome storage cavern. The expansion of storage facilities is expected to be funded through internal cash generation and the issuance of long-term debt.
Financing activities used cash of $10,008,000 and $12,076,000 during the nine months ended June 30, 2006 and June 30, 2005, respectively, due primarily to payments on long term debt and quarterly dividends.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s revolving credit agreement and the issuance of long-term debt to fund Bay Gas’ construction. At June 30, 2006, the Company had $20,000,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Additional funds in an aggregate amount of $1,350,000 are expected to be provided in calendar year 2007 in accordance with the Termination Agreement as discussed in Note 5 to the Notes to the Unaudited Condensed Consolidated Financial Statements. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
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
The table below summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2006:

	Remaining				Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2010 and
Obligations (in thousands):	2006	2007	2008	2009	thereafter

Long-Term Debt	$842	$5,619	$5,900	$6,054	$59,405
Interest Payments	1,153	6,197	5,732	5,247	24,276
Estimated Future Minimum Payments for Bay Gas Service Fees	75	333	378	423	11,426
Construction Contracts for Bay Gas’ 3rd Cavern Development	2,666	6,429
Implementation of CIS Software	225	2,150	613
Gas Supply Contracts	4,732	5,613	1,187	1,187	2,028

Total	$9,693	$26,341	$13,810	$12,911	$97,135

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
At June 30, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At June 30, 2006 the Company had approximately $77.8 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.
Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2006. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. Other Information
On July 28, 2006, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the three and nine months ended June 30, 2006, the declaration of a dividend on outstanding Common Stock and the election of a new Chief Executive Officer. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description
10(w)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Florida Power Corporation d/b/a Progress Energy Florida, Inc. made as of the 19th day of April, 2006(1)

10(y)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Constellation Energy Commodities Group, Inc. made as of the 23rd day of May, 2006(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated July 28, 2006

(1)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.
(Registrant)

Date: July 31, 2006	/s/ John S. Davis John S. Davis
President and
Chief Executive Officer

Date: July 31, 2006	/s/ Charles P. Huffman Charles P. Huffman
Senior Vice President and
Chief Financial Officer