Form 10-Q
period 2006-12-31
ENERGYSOUTH INC
filed 2007-01-30
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended December 31, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at January 30, 2007 — 7,959,302 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006
INDEX

		Page No.
	PART I: FINANCIAL INFORMATION

Item 1	Financial Statements:

(a)	Unaudited Condensed Consolidated Balance Sheets December 31, 2006 and 2005 and September 30, 2006	3-4

(b)	Unaudited Condensed Consolidated Statements of Income Three Months Ended December 31, 2006 and 2005	5

(c)	Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2006 and 2005	6

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	26

	PART II: OTHER INFORMATION

Item 1A	Risk Factors	27

Item 4	Submission of Matters to a Vote of Security Holders	27-28

Item 5	Other Information	28

Item 6	Exhibits	28
Certification Pursuant to Section 302 - Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer
Press Release

PART 1. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands	2006	2005	2006

	(Unaudited)
ASSETS

Current Assets

Cash and Cash Equivalents	$288	$1,426	$1,272
Restricted Cash	1,742	1,611	1,742
Receivables
Gas	13,823	16,642	5,454
Unbilled Revenue	4,868	7,238	1,492
Merchandise	2,145	2,176	2,013
Other	662	1,366	1,522
Allowance for Doubtful Accounts	(1,427)	(1,422)	(1,074)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,373	1,279	1,523
Gas Stored Underground (At Average Cost)	6,401	4,518	6,612
Regulatory Assets	2,452	792	2,083
Deferred Income Taxes	469	2,334	433
Prepaid Taxes	1,092		2,609
Prepayments	1,462	1,231	2,265

Total Current Assets	35,350	39,191	27,946

Property, Plant, and Equipment	299,564	286,004	295,503
Less: Accumulated Depreciation and Amortization	88,093	80,154	85,848

Property, Plant, and Equipment — Net	211,471	205,850	209,655
Construction Work in Progress	20,897	8,861	18,915

Total Property, Plant, and Equipment	232,368	214,711	228,570

Other Assets
Prepaid Pension Cost	800	883	819
Prepaid Postretirement Benefit	573		578
Deferred Charges	413	570	286
Prepayments	1,128	1,234	1,233
Regulatory Assets	151	292	193
Merchandise Receivables Due After One Year	3,110	3,264	3,055

Total Other Assets	6,175	6,243	6,164

Total	$273,893	$260,145	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands, Except Share Data	2006	2005	2006

	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,680	$4,815	$5,619
Notes Payable	7,375	1,500	5,300
Accounts Payable	12,992	13,014	7,355
Dividends Declared	1,830	1,686	1,828
Customer Deposits	1,285	1,212	1,170
Taxes Accrued	1,788	6,198	2,987
Interest Accrued	593	524	900
Regulatory Liabilities	7,646	5,904	5,980
Other	1,067	1,042	1,149

Total Current Liabilities	40,256	35,895	32,288

Other Liabilities
Accrued Postretirement Benefit Cost		834
Deferred Income Taxes	25,692	21,861	25,235
Deferred Investment Tax Credits	211	231	216
Regulatory Liabilities	9,669	12,800	9,496
Asset Retirement Obligation	5,818		5,818
Other	1,408	1,206	1,382

Total Other Liabilities	42,798	36,932	42,147

	83,054	72,827	74,435

Capitalization
Stockholders’ Equity Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding December 2006 — 7,957,000; December 2005 — 7,906,000; September 2006 — 7,947,000 Shares)	80	79	79
Capital in Excess of Par Value	29,555	27,732	29,092
Retained Earnings	84,704	77,737	81,919
Grantor Trust, at cost	(1,792)	(1,608)	(1,733)
Deferred Compensation Liability	1,792	1,608	1,733

Total Stockholders’ Equity	114,339	105,548	111,090
Minority Interest	6,045	5,035	5,794
Long-Term Debt	70,455	76,735	71,361

Total Capitalization	190,839	187,318	188,245

Total	$273,893	$260,145	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months
ENERGYSOUTH, INC.	Ended December 31,
In Thousands, Except Per Share Data	2006	2005

Operating Revenues
Gas Revenues	$37,659	$43,211
Merchandise Sales	960	1,292
Other	311	309

Total Operating Revenues	38,930	44,812

Operating Expenses
Cost of Gas	16,432	23,059
Cost of Merchandise	749	959
Operations and Maintenance	7,356	6,299
Depreciation	2,762	2,642
Taxes, Other Than Income Taxes	2,633	2,873

Total Operating Expenses	29,932	35,832

Operating Income	8,998	8,980

Other Income and (Expense)
Interest Expense	(1,679)	(1,736)
Allowance for Borrowed Funds Used During Construction	358	175
Interest Income	18	77
Minority Interest	(274)	(238)

Total Other Income (Expense)	(1,577)	(1,722)

Income Before Income Taxes	7,421	7,258
Income Taxes	2,807	2,773

Net Income	$4,614	$4,485

Earnings Per Share
Basic	$0.58	$0.57

Diluted	$0.57	$0.56

Average Common Shares Outstanding

Basic	7,954	7,905
Diluted	8,031	7,953

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands	2006	2005

Cash Flows from Operating Activities
Net Income	$4,614	$4,485
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	2,860	2,736
Provision for Losses on Receivables and Inventory	295	322
Provision for Deferred Income Taxes	418	682
Minority Interest	274	238
Stock-Based Employee Compensation Expense	158	85
Changes in Operating Assets and Liabilities:
Receivables	(11,411)	(14,741)
Inventory	356	1,214
Payables	5,658	7,152
Taxes	317	161
Deferred Purchased Gas Adjustment	(370)	(1,888)
Other	2,581	627

Net Cash Provided by Operating Activities	5,750	1,073

Cash Flows from Investing Activites
Capital Expenditures	(6,357)	(5,868)

Net Cash Used in Investing Activities	(6,357)	(5,868)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(844)	(1,241)
Changes in Short-Term Borrowings	2,075	1,500
Payment of Dividends	(1,830)	(1,699)
Dividend Reinvestment	86	88
Exercise of Stock Options	116	23
Excess Tax Benefits from Share Based Payments	43	10
Partnership Distributions to Minority Interest Holders	(23)	(512)

Net Cash Used by Financing Activities	(377)	(1,831)

Net Decrease in Cash and Cash Equivalents	(984)	(6,626)

Cash and Cash Equivalents at Beginning of Period	1,272	8,052

Cash and Cash Equivalents at End of Period	$288	$1,426

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$1,324	$379

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Principles of Consolidation
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
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2006. Certain amounts in the prior-year financial statements have been reclassified to conform with the current year financial statement presentation.
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2006 and 2005 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended December 31, 2006 and 2005:

	Twelve Months
EnergySouth, Inc.	Ended December 31,
In Thousands, Except Per Share Data	2006	2005

Operating Revenues	$129,985	$133,051

Cost of Gas	50,625	55,303
Cost of Merchandise	2,940	2,765
Operations and Maintenance Expense	27,082	25,117
Depreciation Expense	10,723	10,214
Taxes, Other Than Income Taxes	9,113	9,076

Operating Income	29,502	30,576

Interest Expense	(6,755)	(7,147)
Allowance for Borrowed Funds Used During Construction	1,194	382
Interest Income	109	304
Less: Minority Interest	(1,149)	(948)

Income Before Income Taxes	$22,901	$23,167

Income Taxes	8,736	9,157

Net Income	$14,165	$14,010

Earnings Per Share
Basic	$1.78	$1.78

Diluted	$1.77	$1.77

Average Common Shares Outstanding
Basic	7,936	7,872

Diluted	7,997	7,926

Note 3.	Stock-Based Compensation
The Stock Option Plan of EnergySouth, Inc. (Plan), as approved by the shareholders, provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 525,000 shares of the Company’s authorized but unissued Common Stock have been reserved for issuance. Options are granted at an option price which represents the market price on the date the grant is approved by the Board of Directors in accordance with the terms of the Plan. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date.
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the three months ended December 31, 2006 and 2005 was $158,000 and $85,000, respectively. The income tax benefit recognized in the income statement for these stock options during the three months ended December 31, 2006 and 2005 was approximately $60,000 and $32,000, respectively. The impact of stock option expense was to reduce net income by $98,000 and

$53,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.01 per diluted share for the three months ended December 31, 2006 and less than $0.01 per diluted share for the three months ended December 31, 2005.
There were no options granted during the three months ended December 31, 2006 and 2005. In calculating the impact for options granted in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.
A summary of option activity under the Plan as of December 31, 2006 and changes during the three months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2006*	332,337	$23.148	6.82 years	$3,523

Granted	—	—
Exercised	(6,175)	18.709
Forfeited	(4,200)	27.052

Outstanding at December 31, 2006*	321,962	$23.446	6.57 years	$5,447

Exercisable at December 31, 2006	153,251	$18.412	5.72 years	$3,324

Remaining reserved for grant at December 31, 2006	252,000

*	Includes 81,059 shares outstanding under the 1992 Amended and Restated Stock Option Plan.
The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was approximately $128,000 and $25,000, respectively. The fair value of options that vested during the three months ended December 31, 2006 and 2005 was approximately $45,000 and $49,000, respectively.
At December 31, 2006, there was approximately $552,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.01 years.
During the three months ended December 31, 2006 and 2005, cash received from options exercised was $116,000 and $23,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $48,000 and $10,000, respectively.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits

For the three months ended December 31, (in thousands)	2006	2005	2006	2005

Service cost	$220	$240	$39	$55
Interest cost	479	464	48	83
Amortization of prior service cost	—	23	(19)	(11)
Amortization of loss	23		6	18
Expected return on plan assets	(703)	(672)	(72)	(71)

Net periodic benefit cost	$19	$55	$2	$74

For fiscal year 2007, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.
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
RSE is a ratemaking methodology also used by the APSC to regulate other public Alabama energy utilities. A rate adjustment designed to increase Mobile Gas’ annual gas revenues by approximately $4.2 million was implemented December 1, 2006. Previous rate adjustments were implemented under the RSE tariff which were designed to decrease annual gas revenues by approximately $303,000 effective December 1, 2005 and to increase annual gas revenues by approximately $1.7 million effective December 1, 2004. The December 1, 2005 rate decreased was due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Mobile Gas’ rates, as established under RSE, allow a return on average equity within a range of 13.35% to 13.85% for the period. Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range at the end of the fiscal year.
On December 7, 2005, Mobile Gas consented to a request by the APSC that Mobile Gas maintain its rates through March 31, 2006 at levels no higher than those implemented with the December 1, 2005 rate adjustment. The rate freeze had no impact on Mobile Gas’ margins, defined as revenues less cost of gas and related taxes, due to the components of Mobile Gas’ rate tariffs. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate tariffs. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in the Deferred Purchased Gas Adjustment which is classified as part of Regulatory Assets or Regulatory Liabilities, as the case may be, on the Company’s Balance Sheet. See the table of regulatory assets and liabilities below.
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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at December 31, 2006 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus agreed to pay Mobile Gas $6,100,000. Of the $4,750,000 which was paid in fiscal 2006, $2,250,000 was received during the three months ended December 31, 2005. The final payment of $1,350,000 was paid on October 2, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
Mobile Gas’ rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margins. The temperature adjustment rider applies to substantially all residential and small commercial customers. The adjustment is calculated monthly for the months of November through April and prior to November 1, 2006 was applied to customers’ bills in the same billing cycle in which the weather variation occurs. Effective November 1, 2006, Mobile Gas accumulates an adjustment for the margin impact due to variances in the weather. The accumulated adjustment from one heating season (November through April) will be billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and Mobile Gas’ earnings due to weather fluctuations.
Through Storage and Bay Gas, the Company provides underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through a contract approval process. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate shippers and approved rates for such services.
Mobile Gas and certain cost-based operations of Bay Gas meet the criteria for application of the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process.

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	December 31,		December 31,		September 30,
	2006		2005		2006
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$2,285		$509		$1,916
ESR Fund	167	$125	167	$292	167	$167
Asset Retirement Cost		26				26
Other			116

Regulatory Assets	$2,452	$151	$792	$292	$2,083	$193

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Contract Buyout	2,959				1,866
Deferred Investment Tax Credit	15	$102	15	$117	15	$106
RSE Adjustment			322
Weather Normalization Adjustment	188
Gross Receipt Tax Collections	3,275		4,407		2,903
Accrued Dismantling Costs		9,567		12,683		9,390
Other	209		160		196

Regulatory Liabilities	$7,646	$9,669	$5,904	$12,800	$5,980	$9,496

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At December 31, 2006 and 2005, the net acquisition adjustments were $5,327,000 and $5,685,000, respectively, and the balance at September 30, 2006 was $5,415,000.
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

A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands	2006	2005

Weighted Average Common Shares	7,954	7,905

Effect of Dilutive Securities:
Options to Purchase Common Stock	77	48

Diluted Average Common Shares	8,031	7,953

Stock options to purchase approximately 76,000 shares as of December 31, 2005 were not included in the computation of diluted earnings per share for the three months then ended because inclusion of these shares would have been antidulitive as the option exercise prices were greater than the shares’ market prices during this period.
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

For the three months ended	Natural Gas	Natural Gas
December 31, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$33,333	$5,388	$1,271	$(1,062)	$38,930

Cost of Gas	17,494			(1,062)	16,432
Cost of Merchandise			749		749
Operations and Maintenance Expense	5,746	1,140	470		7,356
Depreciation Expense	2,120	642			2,762
Taxes, Other Than Income Taxes	2,376	237	20		2,633

Operating Income	5,597	3,369	32		8,998

Interest Income	1	30	291	(304)	18
Interest Expense	(880)	(976)	(127)	304	(1,679)
Capitalized Interest	13	345			358
Less: Minority Interest	(22)	(252)			(274)

Income Before Income Taxes	$4,709	$2,516	$196		$7,421

For the three months ended	Natural Gas	Natural Gas
December 31, 2005 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$39,575	$4,694	$1,601	$(1,058)	$44,812

Cost of Gas	24,117			(1,058)	23,059
Cost of Merchandise			959		959
Operations and Maintenance Expense	5,184	720	395		6,299
Depreciation Expense	1,995	647			2,642
Taxes, Other Than Income Taxes	2,638	214	21		2,873

Operating Income	5,641	3,113	226		8,980

Interest Income	14	62	114	(113)	77
Interest Expense	(747)	(1,049)	(53)	113	(1,736)
Capitalized Interest	21	154			175
Less: Minority Interest	(30)	(208)			(238)

Income Before Income Taxes	$4,899	$2,072	$287		$7,258

Note 8. Commitments and Contingencies
The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. Mobile Gas is exposed to market risks associated with commodity prices of natural gas. Mobile Gas mitigates the price risk associated with purchases of natural gas by using a combination of natural gas storage services, fixed price contracts and spot market purchases. As part of Mobile Gas’ gas supply strategy, it has adopted a policy under which management is authorized to commit to future gas purchases at fixed prices up to a specified percentage of the normalized degree-day usage for any corresponding month as outlined within the policy. All commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal Purchases and Normal Sales, of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149. Thus, the commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment.
At December 31, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism under Mobile Gas’ rate tariffs. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 below, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of December 31, 2006, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006 Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum
	Supply	Implemention of	Payments for	Construction	Total
Fiscal Year	Contracts	CIS Software	Service Fees	Contracts	Commitments

Remaining 2007	$17,300	$2,390	$272	$14,860	$34,822
2008	1,807	873	363		3,043
2009	1,141		363		1,504
2010	1,141		363		1,504
2011	815		363		1,178
2012 — and thereafter			18,541		18,541

Total	$22,204	$3,263	$20,265	$14,860	$60,592

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
Based on plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Prior to the ADEM “Brownfield” evaluation, the Company engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.
Note 9. New Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 will be effective for the Company beginning October 1, 2007. The Company is evaluating the impact of FIN 48 on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning October 1, 2008.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires the employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability in its statement of financial position. Additionally, SFAS 158 requires that the measurement date must correspond to the fiscal year end balance sheet date. SFAS 158 does not change how net periodic pension and postretirement cost or the projected benefit obligation is determined. The Company is currently evaluating the impact on its financial statements of SFAS 158, which will be effective as of September 30, 2007.

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
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended December 31, 2006 increased $0.01 per diluted share as compared to the same prior-year period. The increase in earnings for the three-month period ended December 31, 2006 was due to increased earnings from Bay Gas’ natural gas storage business. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business for the three-month period ended December 31, 2006 decreased approximately $0.02 per diluted share when compared to the same prior-year period while the Company’s natural gas storage business, operated by Bay Gas, contributed increased earnings per share of $0.03 per diluted share as compared to the same prior-year period. Earnings from other business operations were relatively flat for the three-month period ended December 31, 2006, as compared to the same prior-year period.
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
In fiscal year 2002, the APSC approved Mobile Gas’ request for a Rate Stabilization and

Equalization (RSE) tariff, a ratemaking methodology also used by the APSC to regulate other public Alabama energy utilities. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 5 to the Unaudited Condensed Consolidated Financial Statements above.
The Company’s distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other factors, the impact of weather, through either increased or decreased sales volumes. The Company has utilized a temperature rate adjustment rider during the months of November through April to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers’ bills in colder than normal weather and increasing the base rate portion of customers’ bills in warmer than normal weather. Effective November 1, 2006, Mobile Gas accumulates an adjustment for the margin impact due to variances in the weather. The accumulated adjustment from one heating season (November through April) will be billed or credited to customers in subsequent periods. See Note 5 to the Unaudited Condensed Consolidated Financial Statements above. This mechanism reduces the variability of both customers’ bills and Mobile Gas’ earnings due to weather fluctuations. Normal weather for the Company’s service territory is defined as the 30-year average temperature as determined by the National Weather Service.
Natural gas distribution revenues decreased $6,242,000 (16%) during the three-month period ended December 31, 2006 as compared to the same prior-year period due primarily to the rate adjustments which reflect a decrease in gas costs paid to suppliers and a decrease in volumes delivered to customers. This decrease was partially offset by the RSE rate adjustment which went into effect on December 1, 2006
Revenues from the sale of natural gas to temperature sensitive customers decreased $4,823,000 (15%) for the three-month period ended December 31, 2006 due to the rate adjustments noted above and a 5% decrease in volumes delivered to customers due to temperatures that were 6% warmer than the three-month period last year. A decline of less than 1% in the number of temperature-sensitive customers served during the current-year period also contributed to the decrease in revenues.
Revenues from the sale of natural gas to large commercial and industrial customers decreased $1,292,000 (31%) for the three-month period ended December 31, 2006 due to the rate adjustments noted above and a 14% decrease in volumes delivered to customers during the current year period. Volumes were significantly higher in the prior year period as a result of the unique operational needs of one industrial customer. The increased usage by this customer was an isolated event.
Revenues from the transportation of natural gas to large commercial and industrial customers decreased $134,000 (8%) during the three-month period ended December 31, 2006 due to a 14% decline in volumes transported.
The cost of natural gas decreased $6,623,000 (27%) for the three-month period ended December 31, 2006 as compared to the same prior-year period due primarily to lower natural gas commodity prices and a decrease in the volumes delivered to temperature-sensitive and large commercial and industrial customers.

Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased approximately 4% during the three-month period ended December 31, 2006 as compared to the same prior-year period. Increased margins realized from the rate adjustment effective December 1, 2006 were slightly offset by a decline in volumes delivered to industrial customers. Also, consumption by residential temperature-sensitive customers, when adjusted for weather, increased approximately 1% during the first quarter of fiscal 2007 compared to the same prior year period. However, the additional margin realized from the increased consumption was offset by a decline in the number of temperature-sensitive customers served.
Operations and maintenance (O&M) expenses increased $562,000 (11%) for the three months ended December 31, 2006 as compared to the same prior-year period due in large part to lower postemployment health insurance expenses in the prior-year period. Due to a change in the Company’s provider of health insurance which was effective December 31, 2005, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000. Additionally, O&M expenses increased due to increases in compensation and related benefit expenses.
Depreciation expense increased $125,000 (6%) for the three-month period ended December 31, 2006 as compared to the same prior-year period due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $262,000 (10%) for the three-month period ended December 31, 2006 due primarily to the decrease in revenues.
Interest expense increased $133,000 (18%) for the three-month period ended December 31, 2006 as compared to the same prior-year period due primarily to increased short-term borrowings.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest decreased slightly during the three-month period ended December 31, 2006 due to a decline in pretax earnings of the partnership.
Natural Gas Storage
The natural gas storage segment provides for the underground storage of natural gas and transportation services, through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing for Mobile Gas and other customers substantial, long-term services that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC last issued an order on April 14, 2006 approving rates for transportation-only services.
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Together, the two caverns at Bay Gas currently hold approximately 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively, and expansion of the second cavern is currently planned to enable them to ultimately hold 7.0 Bcf. Such development will commence following completion of new cavern development and will be subject to certain operational considerations to avoid interruption of storage operations.
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
Having reached full subscription of the current working capacity of both existing caverns and the third cavern which is currently under development, Bay Gas held a non-binding “open season” in October 2006 to assess interest for up to 10.0 Bcf of additional working gas capacity. The planned development would include two new 5.0 Bcf high deliverability underground salt-dome caverns together with additional pipeline interconnects with Transco and SONAT. Bay Gas is currently communicating with respondents in an effort to secure agreements for firm storage services. Bay Gas plans to move forward with development of the fourth and fifth caverns and the pipeline interconnects subject to its ability to execute sufficient firm storage agreements with the interested parties.
Bay Gas’ revenues increased $694,000 (15%) during the three-month period ended December 31, 2006 as compared to the same prior-year period due to increased revenues from short-term storage agreements during the current-year period. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $420,000 (58%) during the three-month period ended December 31, 2006 as compared to the same prior-year period due to an increase in compensation expense and related benefits, increased expenses related to the cavern lease payments and general repairs and maintenance due to the growth of Bay Gas’ operations.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $23,000 (11%) during the three months ended December 31, 2006 as compared to the same prior-year period.

Interest expense decreased $73,000 (7%) due primarily to principal payments which reduced long-term debt.
Capitalized interest costs increased $191,000 for the three-month period ended December 31, 2006 due to the ongoing construction of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased $44,000 (21%) during the three-month period ended December 31, 2006 as compared to the same prior-year period due to increased pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities decreased $91,000 for the three-month period ended December 31, 2006 as compared to the same prior-year period due primarily to a decrease in merchandise sales and related merchandising activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $34,000 (1%) for the three-month period ended December 31, 2006 as compared to the same prior-year period.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $4,676,000 during the three-month period ended December 31, 2006 as compared to the same period last fiscal year due to an increase in net income, a decrease in accounts receivable, an increase in collections of gas costs from customers and an increase in regulatory liabilities due to the final cash payment received from Corus in October 2006 in accordance with the terms of the Termination Agreement as discussed in Note 5 above. Offsetting these positive impacts on cash flow from operating activities was an increase in gas inventory stored underground and a decrease in accounts payable.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the three months ended December 31, 2006 and 2005, the Company used cash of $6,357,000 and $5,868,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the three- month periods ended December 31, 2006 and 2005, Bay Gas invested $3,264,000 and $2,941,000, respectively, in the ongoing development of a third salt-dome storage cavern.

Financing activities used cash of $377,000 during the three months ended December 31, 2006 due primarily to the payment of quarterly dividends, payments on long term debt, and partnership distributions. Partially offsetting these cash payments was an increase in short term borrowings and stock options exercised. Financing activities used cash of $1,832,000 during the three months ended December 31, 2005 due primarily to payments on long term debt, quarterly dividends, and partnership distributions. These payments were partially offset by an increase in short term borrowings.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under the Company’s $20,000,000 revolving credit agreement which extends through February 28, 2007. At December 31, 2006, the Company had $12,625,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. On November 7, 2006, the Company entered into a short term unsecured loan agreement whereby the Company has the ability to borrow up to an additional $20,000,000 as needed. The rate is the same as the line of credit and matures on February 28, 2007, the renewal date of the line of credit. The Company is currently in process of negotiating the terms to extend and increase its revolving credit agreement to $25,000,000. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
Under its gas supply strategy, Mobile Gas enters into forward purchases of natural gas to lock in prices for a majority of its expected gas sales for the upcoming winter heating season. The commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment. For further information, see “Gas Supply” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2006 and Item 3 below.
The table below summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2006:

	Remaining					Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2012 and
Obligations (in thousands):	2007	2008	2009	2010	2011	thereafter

Long-Term Debt	$4,774	$5,900	$6,054	$5,653	$5,955	$47,799
Interest Payments	5,061	5,732	5,247	4,750	4,279	15,247
Estimated Future Minimum Payments for Bay Gas Service Fees	272	363	363	363	363	18,541
Construction Contracts for Bay Gas’ 3rd Cavern Development	14,860
Implementation of CIS Software	2,390	873
Gas Supply Contracts	17,300	1,807	1,141	1,141	815

Total	$44,657	$14,675	$12,805	$11,907	$11,412	$81,587

Critical Accounting Policies
See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2006.
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
Mobile Gas is exposed to market risks associated with commodity prices of natural gas. Mobile Gas mitigates the price risk associated with purchases of natural gas by using a combination of natural gas storage services, fixed price contracts and spot market purchases. As part of Mobile Gas’ gas supply strategy, it has adopted a policy under which management is authorized to commit to future gas purchases at fixed prices up to a specified percentage of the normalized degree-day usage for any corresponding month as outlined within the policy. All commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal purchases and Normal sales, of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149. Thus, the commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment.
At December 31, 2006, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At December 31, 2006 the Company had approximately $76.1 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended December 31, 2006. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 26, 2007.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2010 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld
C. S. “Dean” Liollio	7,225,013	55,986
J. D. Woodward	7,239,193	41,806
Robert H. Rouse	7,217,068	63,931
The other Directors of the Company whose terms of office continued after the 2007 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
Walter A. Bell	2008
Harris V. Morrisette	2008

John C. Hope, III	2009
Judy A. Marston	2009
S. Felton Mitchell, Jr.	2009
Thomas B. Van Antwerp	2009
The Company’s Bylaws provide for mandatory retirement at the 2007 Annual Meeting of Shareholders of any Director then in office who has reached the age of 72 prior to that date. Accordingly, Mr. Gaylord C. Lyon, who was elected at the 2005 Annual Meeting for a term expiring at the 2008 Annual Meeting, retired from his office of Director of the Company at the 2007 Annual Meeting of Stockholders. Messrs. Walter L. Hovell and G. Montgomery Mitchell, whose terms expired at the 2007 Annual Meeting, did not stand for reelection due to such mandatory retirement provisions. In accordance with the terms and conditions of an agreement between the Company and Mr. John S. Davis, Mr. Davis also retired from the Board at the 2007 Annual Meeting of Stockholders.

(c)	At the Annual Meeting, shareholders voted on a proposal to change the state of incorporation of EnergySouth, Inc. from Alabama to Delaware by merging EnergySouth, Inc. into a wholly owned subsidiary incorporated in Delaware (the “Merger”). The results of the vote on the Merger are as follows:

Votes For:	5,669,995
Votes Against:	324,610
Abstentions:	37,132
Broker Non-Votes:	1,249,262
The proposal was approved by more than the affirmative vote required under applicable law for the Merger, which was two-thirds of the votes entitled to be cast by the holders of common stock of EnergySouth, Inc., or 5,303,485 shares.
Item 5. Other Information
On January 26, 2007, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended December 31, 2006 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated January 26, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: January 30, 2007	/s/ C. S. Liollio
C. S. Liollio
President and Chief Executive Officer

Date: January 30, 2007	/s/ Charles P. Huffman
Charles P. Huffman
Senior Vice President and Chief Financial Officer