Form 10-Q
period 2007-03-31
ENERGYSOUTH INC
filed 2007-05-09
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2007
Commission File No. 0-29604
ENERGYSOUTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2358943

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)
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
Common stock ($.01 par value) outstanding at May 7, 2007 — 7,978,190 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

			Page No.
		PART I: FINANCIAL INFORMATION

Item 1		Financial Statements:

	(a)	Unaudited Condensed Consolidated Balance Sheets March 31, 2007 and 2006 and September 30, 2006	3 - 4

	(b)	Unaudited Condensed Consolidated Statements of Income Three and Six Months Ended March 31, 2007 and 2006	5

	(c)	Unaudited Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2007 and 2006	6

	(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 18

Item 2		Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 26

Item 3		Quantitative and Qualitative Disclosures About Market Risk	26

Item 4		Controls and Procedures	27

		PART II: OTHER INFORMATION

Item 1A		Risk Factors	28

Item 5		Other Information	28

Item 6		Exhibits	28
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands	2007	2006	2006
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$176	$2,577	$1,272
Restricted Cash	1,751	1,620	1,742
Receivables
Gas	14,183	12,058	5,454
Unbilled Revenue	2,224	3,343	1,492
Merchandise	1,978	2,098	2,013
Other	1,004	1,148	1,522
Allowance for Doubtful Accounts	(1,916)	(1,761)	(1,074)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,303	1,253	1,523
Gas Stored Underground (At Average Cost)	4,434	5,295	6,612
Regulatory Assets	5,109	2,451	2,083
Deferred Income Taxes		2,339	433
Prepaid Taxes	498		2,609
Prepayments	2,852	2,956	2,265

Total Current Assets	33,596	35,377	27,946

Property, Plant, and Equipment	300,783	288,641	295,503
Less: Accumulated Depreciation and Amortization	90,244	81,652	85,848

Property, Plant, and Equipment — Net	210,539	206,989	209,655
Construction Work in Progress	31,576	12,362	18,915

Total Property, Plant, and Equipment	242,115	219,351	228,570

Other Assets
Prepaid Pension Cost	783	879	819
Prepaid Postretirement Benefit	570		578
Deferred Charges	284	587	286
Prepayments	1,183	1,199	1,233
Regulatory Assets	109	250	193
Merchandise Receivables Due After One Year	2,971	3,188	3,055

Total Other Assets	5,900	6,103	6,164

Total	$281,611	$260,831	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands, Except Share Data	2007	2006	2006
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,746	$4,876	$5,619
Notes Payable	5,975		5,300
Accounts Payable	14,608	10,213	7,355
Dividends Declared	1,834	1,619	1,828
Customer Deposits	1,326	1,223	1,170
Taxes Accrued	2,484	4,113	2,987
Deferred Taxes	245
Interest Accrued	1,039	1,027	900
Regulatory Liabilities	7,296	6,812	5,980
Other	1,229	1,097	1,149

Total Current Liabilities	41,782	30,980	32,288

Other Liabilities
Accrued Postretirement Benefit Cost		843
Deferred Income Taxes	26,716	22,540	25,235
Deferred Investment Tax Credits	206	226	216
Regulatory Liabilities	9,732	12,932	9,496
Asset Retirement Obligation	5,923		5,818
Other	1,477	1,260	1,382

Total Other Liabilities	44,054	37,801	42,147

	85,836	68,781	74,435

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 20,000,000 Shares; Outstanding
March 2007 - 7,975,000;
March 2006 - 7,920,000;
September 2006 - 7,947,000 Shares)	80	79	79
Capital in Excess of Par Value	30,199	28,194	29,092
Retained Earnings	89,700	82,764	81,919
Grantor Trust, at cost	(1,371)	(1,656)	(1,733)
Deferred Compensation Liability	1,371	1,656	1,733

Total Stockholders’ Equity	119,979	111,037	111,090
Minority Interest	6,304	5,175	5,794
Long-Term Debt	69,492	75,838	71,361

Total Capitalization	195,775	192,050	188,245

Total	$281,611	$260,831	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
ENERGYSOUTH, INC.	Ended March 31,		Ended March 31,
In Thousands, Except Per Share Data	2007	2006	2007	2006

Operating Revenues
Gas Revenues	$45,591	$45,063	$83,250	$88,274
Merchandise Sales	772	761	1,731	2,053
Other	299	267	610	576

Total Operating Revenues	46,662	46,091	85,591	90,903

Operating Expenses
Cost of Gas	19,869	20,988	36,301	44,047
Cost of Merchandise	633	625	1,382	1,583
Operations and Maintenance	7,980	6,442	15,335	12,741
Depreciation	2,751	2,651	5,513	5,293
Taxes, Other Than Income Taxes	2,940	2,968	5,573	5,842

Total Operating Expenses	34,173	33,674	64,104	69,506

Operating Income	12,489	12,417	21,487	21,397

Other Income and (Expense)
Interest Expense	(1,671)	(1,717)	(3,350)	(3,453)
Interest Capitalized	466	246	824	421
Interest Income	5	41	23	118
Minority Interest	(300)	(285)	(574)	(523)

Total Other Income (Expense)	(1,500)	(1,715)	(3,077)	(3,437)

Income Before Income Taxes	10,989	10,702	18,410	17,960
Income Taxes	4,158	4,041	6,965	6,815

Net Income	$6,831	$6,661	$11,445	$11,145

Earnings Per Share
Basic	$0.86	$0.84	$1.44	$1.41

Diluted	$0.85	$0.84	$1.42	$1.40

Average Common Shares Outstanding

Basic	7,970	7,915	7,962	7,910
Diluted	8,049	7,969	8,040	7,961
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
EnergySouth, Inc.	Ended March 31,
In Thousands	2007	2006

Cash Flows from Operating Activities
Net Income	$11,445	$11,145
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	5,685	5,474
Provision for Losses on Receivables and Inventory	978	675
Provision for Deferred Income Taxes	2,152	1,351
Minority Interest	574	523
Stock-Based Employee Compensation Expense	276	188
Changes in Operating Assets and Liabilities:
Receivables	(9,311)	(5,932)
Inventory	2,389	504
Payables	8,051	3,485
Taxes	1,608	(1,925)
Deferred Purchased Gas Adjustment	(2,575)	(3,588)
Other	780	(91)

Net Cash Provided by Operating Activities	22,052	11,809

Cash Flows from Investing Activites
Capital Expenditures	(19,058)	(11,741)
Changes in Restricted Cash	(9)	(9)

Net Cash Used in Investing Activities	(19,067)	(11,750)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(1,741)	(2,078)
Changes in Short-Term Borrowings	675
Payment of Dividends	(3,664)	(3,332)
Dividend Reinvestment	174	181
Exercise of Stock Options	417	219
Excess Tax Benefits from Share Based Payments	122	32
Partnership Distributions to Minority Interest Holders	(64)	(556)

Net Cash Used by Financing Activities	(4,081)	(5,534)

Net Decrease in Cash and Cash Equivalents	(1,096)	(5,475)

Cash and Cash Equivalents at Beginning of Period	1,272	8,052

Cash and Cash Equivalents at End of Period	$176	$2,577

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$997	$773

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
Note 2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2006. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year financial statement presentation.
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and six-month periods ended March 31, 2007 and 2006 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended March 31, 2007 and 2006:

	Twelve Months
EnergySouth, Inc.	Ended March 31,
In Thousands, Except Per Share Data	2007	2006

Operating Revenues	$130,556	$135,043
Cost of Gas	49,506	57,887
Cost of Merchandise	2,948	2,780
Operations and Maintenance Expense	28,626	24,859
Depreciation Expense	10,823	10,320
Taxes, Other Than Income Taxes	9,079	9,159

Operating Income	29,574	30,038

Interest Expense	(6,709)	(7,022)
Allowance for Borrowed Funds Used
During Construction	1,414	617
Interest Income	73	303
Less: Minority Interest	(1,164)	(1,015)

Income Before Income Taxes	$23,188	$22,921

Income Taxes	8,853	9,045

Net Income	$14,335	$13,876

Earnings Per Share
Basic	$1.80	$1.76

Diluted	$1.79	$1.75

Average Common Shares Outstanding
Basic	7,950	7,889

Diluted	8,014	7,941
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
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the six months ended March 31, 2007 and 2006 was $276,000 and $187,000, respectively. The income tax benefit recognized in the income statement for these stock options during the six months ended March 31, 2007 and 2006 was approximately $103,000 and $70,000, respectively. The impact of stock option expense was to reduce net income by $173,000 and $117,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.02 and $0.01 per diluted share for the six months ended March 31, 2007 and 2006, respectively.
The Company granted stock options during the six months ended March 31, 2007. In calculating the impact for options granted, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.
A summary of option activity under the Plan as of March 31, 2007 and changes during the six months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2006*	332,337	$23.148	6.82 years	$3,523
Granted	78,600	37.675
Exercised	(20,050)	20.800
Forfeited	(7,350)	27.095

Outstanding at March 31, 2007*	383,537	$26.173	6.96 years	$6,044

Exercisable at March 31, 2007	190,113	$20.677	6.04 years	$4,040

Remaining reserved for grant at March 31, 2007	176,550

*	Includes 81,059 shares outstanding under the 1992 Amended and Restated Stock Option Plan.
The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was approximately $371,000 and $89,000, respectively. The fair value of options that vested during the six months ended March 31, 2007 and 2006 was approximately $317,000 and $249,000, respectively.
At March 31, 2007, there was approximately $923,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.97 years.
During the six months ended March 31, 2007 and 2006, cash received from options exercised was $417,000 and $219,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $122,000 and $32,000, respectively.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended March 31, (in thousands)	2007	2006	2007	2006

Service cost	$199	$198	$40	$23
Interest cost	478	455	49	67
Amortization of prior service cost		24	(19)	(27)
Amortization of unrecognized gain	23		7	15
Expected return on plan assets	(702)	(672)	(73)	(70)

Net periodic benefit cost (credit)	$(2)	$5	$4	$8

	Pension		Postretirement
	Benefits		Benefits
For the six months ended March 31, (in thousands)	2007	2006	2007	2006

Service cost	$419	$438	$79	$78
Interest cost	957	919	97	150
Amortization of prior service cost		47	(38)	(38)
Amortization of unrecognized gain/(loss)	47		13	33
Expected return on plan assets	(1,405)	(1,344)	(145)	(141)

Net periodic benefit cost (credit)	$17	$60	$6	$82

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
RSE is a ratemaking methodology also used by the APSC to regulate other public Alabama energy utilities. A rate adjustment designed to increase Mobile Gas’ annual gas revenues by approximately $4.2 million was implemented December 1, 2006. Previous rate adjustments were implemented under the RSE tariff which were designed to decrease annual gas revenues by approximately $303,000 effective December 1, 2005 and to increase annual gas revenues by approximately $1.7 million effective December 1, 2004. The December 1, 2005 rate decrease was due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Mobile Gas’ rates, as established under RSE, allow a return on average equity within a range of 13.35% to 13.85% for the period. Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range at the end of the fiscal year.
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
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus agreed to pay Mobile Gas $6,100,000. Of the $4,750,000 which was paid in fiscal 2006, $3,500,000 was received during the six months ended March 31, 2006. The final payment of $1,350,000 was paid on October 2, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
Mobile Gas’ rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margins. The temperature adjustment rider applies to substantially all residential and small commercial customers. The adjustment is calculated monthly for the months of November through April and prior to November 1, 2006 was applied to customers’ bills in the same billing cycle in which the weather variation occurred. Effective November 1, 2006, Mobile Gas accumulates an adjustment for the margin impact due to variances in the weather. The accumulated adjustment from one heating season (November through April) will be billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and Mobile Gas’ earnings due to weather fluctuations.
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

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	March 31,		March 31,		September 30,
	2007		2006		2006
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$4,491		$2,208		$1,916
Weather Normalization Adjustment	451
ESR Fund	167	$83	167	$250	167	$167
Asset Retirement Cost		26				26
Other			76

Regulatory Assets	$5,109	$109	$2,451	$250	$2,083	$193

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Contract Buyout	2,702		$1,229		1,866
Deferred Investment Tax Credit	15	$98	15	$113	15	$106
RSE Adjustment			118
Gross Receipt Tax Collections	3,254		4,295		2,903
Accrued Dismantling Costs		9,634		12,819		9,390
Other	325		155		196

Regulatory Liabilities	$7,296	$9,732	$6,812	$12,932	$5,980	$9,496

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At March 31, 2007 and 2006, the net acquisition adjustments were $5,239,000 and $5,595,000, respectively, and the balance at September 30, 2006 was $5,415,000.
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

A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands	2007	2006	2007	2006

Weighted Average Common Shares	7,970	7,915	7,962	7,910

Effect of Dilutive Securities:
Options to Purchase Common Stock	79	54	78	51

Diluted Average Common Shares	8,049	7,969	8,040	7,961

Stock options to purchase approximately 79,000 and 143,000 shares as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive.
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

For the three months ended	Natural Gas	Natural Gas
March 31, 2007 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$41,433	$5,234	$1,071	$(1,076)	$46,662

Cost of Gas	20,945			(1,076)	19,869
Cost of Merchandise			633		633
Operations and Maintenance Expense	6,441	1,086	453		7,980
Depreciation Expense	2,120	631			2,751
Taxes, Other Than Income Taxes	2,689	235	16		2,940

Operating Income	9,238	3,282	(31)		12,489

Interest Income	1	24	298	(318)	5
Interest Expense	(878)	(983)	(128)	318	(1,671)
Interest Capitalized	6	460			466
Less: Minority Interest	(42)	(258)			(300)

Income Before Income Taxes	$8,325	$2,525	$139		$10,989

For the three months ended	Natural Gas	Natural Gas
March 31, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$41,122	$5,000	$1,028	$(1,059)	$46,091
Cost of Gas	22,047			(1,059)	20,988
Cost of Merchandise			625		625
Operations and Maintenance Expense	5,510	556	376		6,442
Depreciation Expense	1,995	656			2,651
Taxes, Other Than Income Taxes	2,727	216	25		2,968

Operating Income	8,843	3,572	2		12,417

Interest Income	1	42	174	(176)	41
Interest Expense	(777)	(1,021)	(95)	176	(1,717)
Interest Capitalized	18	228			246
Less: Minority Interest	(26)	(259)			(285)

Income Before Income Taxes	$8,059	$2,562	$81		$10,702

For the six months ended	Natural Gas	Natural Gas
March 31, 2007 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$74,767	$10,622	$2,341	$(2,139)	$85,591

Cost of Gas	38,440			(2,139)	36,301
Cost of Merchandise			1,382		1,382
Operations and Maintenance Expense	12,186	2,226	923		15,335
Depreciation Expense	4,240	1,273			5,513
Taxes, Other Than Income Taxes	5,065	472	36		5,573

Operating Income	14,836	6,651	—		21,487

Interest Income	1	55	589	(622)	23
Interest Expense	(1,687)	(1,959)	(326)	622	(3,350)
Interest Capitalized	19	805			824
Less: Minority Interest	(65)	(509)			(574)

Income Before Income Taxes	$13,104	$5,043	$263		$18,410

For the six months ended	Natural Gas	Natural Gas
March 31, 2006 (in thousands):	Distribution	Storage	Other	Eliminations	Consolidated

Operating Revenues	$80,697	$9,694	$2,629	$(2,117)	$90,903
Cost of Gas	46,164			(2,117)	44,047
Cost of Merchandise			1,583		1,583
Operations and Maintenance Expense	10,694	1,276	771		12,741
Depreciation Expense	3,990	1,303			5,293
Taxes, Other Than Income Taxes	5,365	430	47		5,842

Operating Income	14,484	6,685	228		21,397

Interest Income	15	104	288	(289)	118
Interest Expense	(1,524)	(2,070)	(148)	289	(3,453)
Interest Capitalized	39	382			421
Less: Minority Interest	(56)	(467)			(523)

Income Before Income Taxes	$12,958	$4,634	$368		$17,960

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
At March 31, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism under Mobile Gas’ rate tariffs. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 below, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of March 31, 2007, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006 Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services.

Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum
Fiscal	Supply	Implemention of	Payments for	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Commitments

Remaining 2007	$5,052	$1,950	$181	$17,092	$24,275
2008	1,807	1,238	363		3,408
2009	1,141		363		1,504
2010	1,141		363		1,504
2011	815		363		1,178
2012 - and thereafter			18,541		18,541

Total	$9,956	$3,188	$20,174	$17,092	$50,410

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
Note 9. New Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FIN 48 will be effective for the

Company beginning October 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements, however, it is expected that the adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. SFAS 157 will be effective for the Company beginning October 1, 2008 and is not expected to have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires the employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability in its statement of financial position. Additionally, SFAS 158 requires that the measurement date must correspond to the fiscal year end balance sheet date. SFAS 158 does not change how net periodic pension and postretirement cost or the projected benefit obligation is determined. Based on a preliminary assessment of regulatory treatment granted by the APSC to other public Alabama energy companies, management believes that regulatory asset or liability treatment will be afforded to any amounts that would otherwise be recorded in accumulated Other Comprehensive Income resulting from the implementation of SFAS 158. The Company is currently evaluating the impact on its financial statements of SFAS 158, which will be effective as of September 30, 2007.
In February 2007, the FASB issue SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although SFAS 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS is effective for the Company beginning October 1, 2008 and is not expected to have a material impact on the Company’s financial statements.

Item 2
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The Company
EnergySouth, Inc. is the holding company for a family of energy businesses. Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. EnergySouth Storage Services is the general partner of Bay Gas Storage Company, a limited partnership that provides underground storage and delivery of natural gas. EnergySouth Services is the general partner of Southern Gas Transmission Company, which is engaged in the intrastate transportation of natural gas.
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three and six months ended March 31, 2007 increased $0.01 and $0.02 per diluted share, respectively, as compared to the same prior-year periods. The increase in earnings for the three-month period ended March 31, 2007 was due to increased earnings from Mobile Gas’ distribution business. The increase in earnings for the six-month period ended March 31, 2007 was due primarily to increased earnings from Bay Gas’ natural gas storage business during the first fiscal quarter. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business increased $0.01 per diluted share for the three-month period ended March 31, 2007 and decreased $0.01 per diluted share for the six months ended March 31, 2007 as compared to the same prior-year periods. Although net income for the first six months of fiscal 2007 approximated the same prior year period, the $0.01 decrease in earnings per share resulted from an increase in the average number of common shares outstanding as compared to the same prior year period.
Earnings from the Company’s natural gas storage business, operated by Bay Gas, remained relatively unchanged for the three months ended March 31, 2007 compared to the prior-year period, but Bay Gas contributed increased earnings of $0.03 per diluted share for the six-month period ended March 31, 2007 as compared to the same prior-year period. Increased earnings from storage revenues associated with short-term storage agreements and an increase in the amount of interest capitalized during the construction and development of the third underground natural gas storage cavern were partially offset by an increase in operating expenses.
Earnings from other business operations were relatively flat for the three- and six-month periods ended March 31, 2007, as compared to the same prior-year periods.

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
The Company’s distribution business is highly seasonal and temperature-sensitive since residential and commercial customers use more gas during colder weather for space heating. As a result, gas revenues, cost of gas and related taxes in any given period reflect, in addition to other factors, the impact of weather, through either increased or decreased sales volumes. The Company has utilized a temperature rate adjustment rider during the months of November through April to mitigate the impact that unusually cold or warm weather has on operating margins by reducing the base rate portion of customers’ bills in colder than normal weather and increasing the base rate portion of customers’ bills in warmer than normal weather. See Note 5 to the Unaudited Condensed Consolidated Financial Statements above. Normal weather for the Company’s service territory is defined as the 30-year average temperature as determined by the National Weather Service.
Natural gas distribution revenues increased $311,000 (1%) and decreased $5,930,000 (7%), respectively, during the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods. The increase in revenues for the second fiscal quarter was due primarily to the RSE rate adjustment which went into effect on December 1, 2006. Rate adjustments which reflect a decrease in gas costs paid to suppliers partially offset the increased revenues during the three months ended March 31, 2007 and are the primary reason for the decline in revenues year to date. This decrease during the six months ended March 31, 2007 was partially offset by the RSE rate adjustment.
Revenues from the sale of natural gas to temperature-sensitive customers increased $1,137,000 (3%) and decreased $3,686,000 (5%), respectively, for the three- and six-month periods ended March 31, 2007 due to the rate adjustments noted above. Revenues were positively impacted by 16% and 6% increases in volumes delivered to customers during the three- and six-month periods ended March 31, 2007, respectively, due to temperatures that were 19% and 7% colder than the three- and six-month periods last year.

Revenues from the sale of natural gas to large commercial and industrial customers decreased $649,000 (17%) and $1,941,000 (24%) for the three- and six-month periods ended March 31, 2007 due primarily to the rate adjustments noted above. Rate adjustments which reflected a decrease in gas costs more than offset increased revenues from the RSE rate adjustment. Also contributing to the decrease in revenues during the three- and six-month periods were declines of 5% and 10%, respectively, in volumes delivered to customers during the current year periods. Volumes were significantly higher in the prior year six-month period as a result of the unique operational needs of one industrial customer. The increased usage by this customer was an isolated event.
Revenues from the transportation of natural gas to large commercial and industrial customers decreased $194,000 (10%) and $327,000 (9%) during the three- and six-month periods ended March 31, 2007 due to a decline in volumes transported of 7% and 9%, respectively.
The cost of natural gas decreased $1,102,000 (5%) and $7,725,000 (17%) for the three-and six-month periods ended March 31, 2007 as compared to the same prior-year periods due primarily to lower natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased approximately 8% and 7%, respectively, during the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods due primarily to the rate adjustment effective December 1, 2006. Additionally, consumption by residential temperature-sensitive customers, when adjusted for weather, increased approximately 3% and 4%, respectively, during the first three and six months of fiscal 2007 when compared to the same prior year periods. However, the additional margin realized from the increased consumption was partially offset by a slight decline in the number of temperature-sensitive customers served and volumes delivered to large industrial and commercial customers.
Operations and maintenance (O&M) expenses increased $931,000 (17%) and $1,492,000 (14%), respectively, for the three and six months ended March 31, 2007 as compared to the same prior-year periods due to increases in compensation and related benefit expenses, increases in training expenses due to the implementation of a new customer information system (CIS), and an increase in the bad debt provision due to an increase in customer receivables. Also contributing to the increase in O&M expenses for the six months ended March 31, 2007 were lower postemployment health insurance expenses in the prior-year period. Due to a change in the Company’s provider of health insurance which was effective December 31, 2005, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000.
Depreciation expense increased $125,000 (6%) and $250,000 (6%), respectively, for the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes during the second quarter of fiscal 2007 were approximately the same as for the comparable prior-year period and decreased $300,000 (6%) for the six-month period ended March 31, 2007 due primarily to the decrease in revenues.

Interest expense increased $101,000 (13%) and $164,000 (11%), respectively, for the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods due primarily to increased short-term borrowings.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased slightly during the three- and six-month periods ended March 31, 2007 due to an increase in pretax earnings of the partnership.
Natural Gas Storage
The natural gas storage segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing for Mobile Gas and other customers substantial, long-term services that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC last issued an order on April 14, 2006 approving rates for transportation-only services. In accordance with FERC filing requirements, on March 9, 2007 Bay Gas filed a petition with the FERC requesting approval of rates for transportation-only service.
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Together, the two caverns at Bay Gas currently hold approximately 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively.
Bay Gas is currently developing a third storage cavern and related facilities and has entered into multi-year contracts with customers for all of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by the fall of 2007. The addition of the third cavern and additional capacity development of 1.0 Bcf is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
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

Bay Gas’ revenues increased $234,000 (5%) and $928,000 (10%), respectively, during the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods due primarily to increased revenues from short-term storage agreements. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $530,000 (95%) and $950,000 (74%), respectively, during the three- and six-month periods ended March 31, 2007 as compared to the same prior-year periods due to an increase in compensation expense and related benefits, increased expenses related to the cavern lease payments and general repairs and maintenance due to the growth of Bay Gas’ operations.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $19,000 (9%) and $42,000 (10%), respectively, during the three and six months ended March 31, 2007 as compared to the same prior-year periods.
Interest expense decreased $38,000 (4%) and $111,000 (5%), respectively, during the three and six months ended March 31, 2007 due primarily to principal payments which reduced long-term debt.
Capitalized interest costs increased $232,000 and $423,000 for the three- and six-month periods ended March 31, 2007 due to the ongoing construction of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest during the three-month period ended March 31, 2007 approximated the amount in the comparable prior-year period and increased $42,000 (9%) for the six months ended March 31, 2007 due to increased pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas and EnergySouth Services, Inc., the Company provides merchandising, financing, and other energy-related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities increased $58,000 for the three-month period ended March 31, 2007 as compared to the same prior-year period due primarily to an increase in interest earned from temporary investments. Income before income taxes from Other business activities decreased $105,000 for the six months ended March 31, 2007 due primarily to a decrease in merchandise sales and related merchandising activities and an increase in interest expense. The decrease in earnings for the six-month period was partially offset by an increase in interest earned from temporary investments.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $117,000 (3%) and $150,000 (2%) for the three- and six month periods ended March 31, 2007 as compared to the same prior-year periods.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $10,243,000 during the six-month period ended March 31, 2007 as compared to the same period last fiscal year due to an increase in accounts payable and taxes payable, an increase in collections of gas costs from customers and a decrease in gas stored in inventory. Offsetting these positive impacts on cash flow from operating activities was an increase in accounts receivable.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the six months ended March 31, 2007 and 2006, the Company used cash of $19,067,000 and $11,750,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the six- month periods ended March 31, 2007 and 2006, Bay Gas invested $13,155,000 and $6,177,000, respectively, in the ongoing development of a third salt-dome storage cavern.
Financing activities used cash of $4,081,000 during the six months ended March 31, 2007 due primarily to the payment of quarterly dividends, payments on long term debt, and partnership distributions. Partially offsetting these cash payments was an increase in short term borrowings and stock options exercised. Financing activities used cash of $5,534,000 during the six months ended March 31, 2006 due primarily to payments on long term debt, quarterly dividends, and partnership distributions. These payments were partially offset by stock options exercised and reinvested dividends.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations, the issuance of long term debt, and borrowings under the Company’s $25,000,000 revolving credit agreement which extends through February 28, 2008. At March 31, 2007, the Company had $19,025,000 available for borrowing on its revolving credit agreement. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
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

The table below summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2007:

	Remaining					Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2012 and
Obligations (in thousands):	2007	2008	2009	2010	2011	thereafter

Long-Term Debt	$3,877	$5,900	$6,054	$5,653	$5,955	$47,799
Interest Payments	3,164	5,732	5,247	4,750	4,279	15,247
Estimated Future Minimum Payments for Bay Gas Service Fees	181	363	363	363	363	18,541
Construction Contracts for Bay Gas’ 3rd Cavern Development	17,092
Implementation of CIS Software	1,950	1,238
Gas Supply Contracts	5,052	1,807	1,141	1,141	815

Total	$31,316	$15,040	$12,805	$11,907	$11,412	$81,587

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
At March 31, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At March 31, 2007 the Company had approximately $75.2 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.

Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2007. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Item 5. Other Information
On April 27, 2007, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the three and six months ended March 31, 2007 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated April 27, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: May 9, 2007	/s/ C.S. Liollio
C. S. Liollio
President and Chief Executive Officer

Date: May 9, 2007	/s/Charles P. Huffman
Charles P. Huffman
Senior Vice President and Chief Financial Officer