Form 10-Q
period 2007-06-30
ENERGYSOUTH INC
filed 2007-08-09
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2007
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
Common stock ($.01 par value) outstanding at July 31, 2007 – 7,982,355 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

		Page No.
PART I: FINANCIAL INFORMATION

Item 1	Financial Statements:

(a)	Unaudited Condensed Consolidated Balance Sheets June 30, 2007 and 2006 and September 30, 2006	3 - 4

(b)	Unaudited Condensed Consolidated Statements of Income Three and Nine Months Ended June 30, 2007 and 2006	5

(c)	Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2007 and 2006	6

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1A	Risk Factors	29

Item 6	Exhibits	29
Amended and Restated Cavity Development and Storage Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands	2007	2006	2006
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$57	$1,176	$1,272
Restricted Cash	1,910	1,761	1,742
Receivables
Gas	7,594	7,531	5,454
Unbilled Revenue	1,576	1,516	1,492
Merchandise	1,887	2,028	2,013
Other	808	1,278	1,522
Allowance for Doubtful Accounts	(1,582)	(1,505)	(1,074)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,354	1,345	1,523
Gas Stored Underground (At Average Cost)	6,963	5,104	6,612
Regulatory Assets	3,931	2,449	2,083
Deferred Income Taxes	117	2,617	433
Prepaid Taxes	1,029		2,609
Prepayments	2,844	2,606	2,265

Total Current Assets	28,488	27,906	27,946

Property, Plant, and Equipment	302,727	291,235	295,503
Less: Accumulated Depreciation and Amortization	92,254	83,555	85,848

Property, Plant, and Equipment — Net	210,473	207,680	209,655
Construction Work in Progress	43,471	14,932	18,915

Total Property, Plant, and Equipment	253,944	222,612	228,570

Other Assets
Prepaid Pension Cost	783	849	819
Prepaid Postretirement Benefit	568		578
Deferred Charges	686	387	286
Prepayments	981	1,265	1,233
Regulatory Assets	67	208	193
Merchandise Receivables Due After One Year	2,895	3,042	3,055

Total Other Assets	5,980	5,751	6,164

Total	$288,412	$256,269	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands, Except Share Data	2007	2006	2006
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,834	$4,957	$5,619
Notes Payable	19,990		5,300
Accounts Payable	9,936	7,459	7,355
Dividends Declared	1,995	1,809	1,828
Customer Deposits	1,132	1,159	1,170
Taxes Accrued	3,354	3,745	2,987
Interest Accrued	490	420	900
Regulatory Liabilities	6,672	6,911	5,980
Other	1,362	1,166	1,149

Total Current Liabilities	50,765	27,626	32,288

Other Liabilities
Accrued Postretirement Benefit Cost		881
Deferred Income Taxes	27,446	23,615	25,235
Deferred Investment Tax Credits	201	221	216
Regulatory Liabilities	10,178	13,068	9,496
Asset Retirement Obligation	5,661		5,818
Other	1,556	1,300	1,382

Total Other Liabilities	45,042	39,085	42,147

	95,807	66,711	74,435

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding June 2007 - 7,980,000; June 2006 - 7,936,000; September 2006 - 7,947,000 Shares)	80	79	79
Capital in Excess of Par Value	30,558	28,674	29,092
Retained Earnings	89,039	82,435	81,919
Grantor Trust, at cost	(1,375)	(1,684)	(1,733)
Deferred Compensation Liability	1,375	1,684	1,733

Total Stockholders’ Equity	119,677	111,188	111,090
Minority Interest	6,499	5,507	5,794
Long-Term Debt	66,429	72,863	71,361

Total Capitalization	192,605	189,558	188,245

Total	$288,412	$256,269	$262,680

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
ENERGYSOUTH, INC.	Ended June 30,		Ended June 30,
In Thousands, Except Per Share Data	2007	2006	2007	2006

Operating Revenues
Gas Revenues	$22,812	$21,729	$106,062	$110,003
Merchandise Sales	696	1,099	2,427	3,152
Other	237	298	846	874

Total Operating Revenues	23,745	23,126	109,335	114,029

Operating Expenses
Cost of Gas	7,669	7,166	43,970	51,213
Cost of Merchandise	585	860	1,967	2,443
Operations and Maintenance	7,434	6,583	22,769	19,324
Depreciation	2,750	2,638	8,262	7,931
Taxes, Other Than Income Taxes	1,867	1,788	7,440	7,630

Total Operating Expenses	20,305	19,035	84,408	88,541

Operating Income	3,440	4,091	24,927	25,488

Other Income and (Expense)
Interest Expense	(1,725)	(1,669)	(5,075)	(5,123)
Capitalized Interest	679	280	1,503	701
Interest Income	3	41	26	159
Minority Interest	(247)	(272)	(821)	(795)

Total Other Income (Expense)	(1,290)	(1,620)	(4,367)	(5,058)

Income Before Income Taxes	2,150	2,471	20,560	20,430
Income Taxes	816	908	7,782	7,722

Net Income	$1,334	$1,563	$12,778	$12,708

Earnings Per Share
Basic	$0.17	$0.20	$1.60	$1.61

Diluted	$0.17	$0.20	$1.59	$1.59

Average Common Shares Outstanding

Basic	7,979	7,931	7,968	7,917
Diluted	8,071	7,988	8,060	7,970

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
EnergySouth, Inc.	Ended June 30,
In Thousands	2007	2006

Cash Flows from Operating Activities
Net Income	$12,778	$12,708
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	8,490	8,183
Provision for Losses on Receivables and Inventory	1,146	1,029
Provision for Deferred Income Taxes	2,516	2,144
Minority Interest	821	795
Stock-Based Employee Compensation Expense	448	265
Changes in Operating Assets and Liabilities:
Receivables	(2,220)	(110)
Inventory	(183)	612
Payables	1,422	564
Taxes	1,947	(2,293)
Deferred Purchased Gas Adjustment	(1,730)	(3,625)
Other	359	781

Net Cash Provided by Operating Activities	25,794	21,053

Cash Flows from Investing Activities
Capital Expenditures	(31,894)	(17,770)
Restricted Cash	(168)	(151)

Net Cash Used in Investing Activities	(32,062)	(17,921)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(4,716)	(4,972)
Changes in Short-Term Borrowings	14,690
Payment of Dividends	(5,659)	(5,225)
Dividend Reinvestment	256	268
Exercise of Stock Options	459	423
Excess Tax Benefits from Share Based Payments	139	93
Partnership Distributions to Minority Interest Holders	(116)	(595)

Net Cash Used in Financing Activities	5,053	(10,008)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,215)	(6,876)

Cash and Cash Equivalents at Beginning of Period	1,272	8,052

Cash and Cash Equivalents at End of Period	$57	$1,176

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$2,565	$1,257

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principles of Consolidation
The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Midstream, Inc. (Midstream; formerly known as EnergySouth Storage Services, Inc.); EnergySouth Services, Inc. (Services); a 90.9% owned limited partnership, Bay Gas Storage Company, Ltd. (Bay Gas); and a 51% owned partnership, Southern Gas Transmission Company (SGT). On June 12, 2007, EnergySouth transferred its ownership interest in Services to Midstream. Minority interest represents the respective other owners’ proportionate shares of the income and equity of Bay Gas and SGT. All significant intercompany balances and transactions have been eliminated.
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
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and nine-month periods ended June 30, 2007 and 2006 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended June 30, 2007 and 2006:

	Twelve Months
EnergySouth, Inc.	Ended June 30,
In Thousands, Except Per Share Data	2007	2006

Operating Revenues	$131,175	$135,819

Cost of Gas	50,009	58,069
Cost of Merchandise	2,673	3,035
Operations and Maintenance Expense	29,477	25,153
Depreciation Expense	10,935	10,414
Taxes, Other Than Income Taxes	9,158	9,212

Operating Income	28,923	29,936

Interest Expense	(6,765)	(6,886)
Allowance for Borrowed Funds Used During Construction	1,813	848
Interest Income	35	241
Less: Minority Interest	(1,139)	(1,084)

Income Before Income Taxes	$22,867	$23,055

Income Taxes	8,761	9,073

Net Income	$14,106	$13,982

Earnings Per Share
Basic	$1.77	$1.77

Diluted	$1.75	$1.76

Average Common Shares Outstanding
Basic	7,962	7,909

Diluted	8,039	7,962

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
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the nine months ended June 30, 2007 and 2006 was $448,000 and $265,000, respectively. The income tax benefit recognized in the income statement for these stock options during the nine months ended June 30, 2007 and 2006 was approximately $167,000 and $100,000, respectively. The impact of stock option expense was to reduce net income by $281,000 and $165,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.03 and $0.02 per diluted share for the nine months ended June 30, 2007 and 2006, respectively.
The Company granted stock options during the nine months ended June 30, 2007. In calculating the impact for options granted, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Options granted during the nine months ended June 30, 2007 have a weighted average fair value of $7.58 as calculated using the following assumptions: a weighted average stock price volatility of 16.67%, a weighted average expected life of six years, a weighted average risk free interest rate of 4.69% and a weighted average dividend yield of 2.51%.
A summary of option activity under the Plan as of June 30, 2007 and changes during the nine months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2006	332,337	$23.148	6.82 years	$3,523

Granted	159,700	39.953
Exercised	(21,600)	20.335
Forfeited	(20,525)	28.536

Outstanding at June 30, 2007*	449,912	$29.002	7.43 years	$9,897

Exercisable at June 30, 2007	202,589	$20.486	6.05 years	$6,182

Remaining reserved for grant at June 30, 2007	109,375

*	Includes 68,959 shares outstanding under the 1992 Amended and Restated Stock Option Plan.
The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was approximately $420,000 and $266,000, respectively. The fair value of options that vested during the nine months ended June 30, 2007 and 2006 was approximately $389,000 and $327,000, respectively.
At June 30, 2007, there was approximately $1,346,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 3.27 years.
During the nine months ended June 30, 2007 and 2006, cash received from options exercised was $459,000 and $423,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $139,000 and $93,000, respectively.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended June 30, (in thousands)	2007	2006	2007	2006

Service cost	$209	$219	$36	$39
Interest cost	479	460	16	75
Amortization of prior service cost		23	(19)	(19)
Amortization of unrecognized gain	23		(13)	17
Expected return on plan assets	(703)	(672)	(73)	(71)

Net periodic benefit cost (credit)	$9	$30	$(53)	$41

	Pension		Postretirement
	Benefits		Benefits
For the nine months ended June 30, (in thousands)	2007	2006	2007	2006

Service cost	$628	$656	$115	$117
Interest cost	1,436	1,379	113	225
Amortization of prior service cost		70	(57)	(57)
Amortization of unrecognized gain/(loss)	70			50
Expected return on plan assets	(2,108)	(2,015)	(218)	(212)

Net periodic benefit cost (credit)	$26	$90	$(47)	$123

For fiscal year 2007, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded, and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.
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
On December 7, 2005, Mobile Gas consented to a request by the APSC that Mobile Gas maintain its rates through June 30, 2006 at levels no higher than those implemented with the December 1, 2005 rate adjustment. The rate freeze had no impact on Mobile Gas’ margins, defined as revenues less cost of gas and related taxes, due to the components of Mobile Gas’ rate tariffs. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company’s rate tariffs. Any over-or-under recoveries of these costs are charged or credited to cost of gas and included in the Deferred Purchased Gas Adjustment which is classified as part of Regulatory Assets or Regulatory Liabilities, as the case may be, on the Company’s Balance Sheet. See the table of regulatory assets and liabilities below.
RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, Mobile Gas benefits by one-half of the difference through future rate adjustments. During fiscal year 2005, the increase in O&M expenses per customer was below the index range. Under RSE, Mobile Gas could have recovered one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC approved a waiver of this RSE requirement and instead will allow this amount to be used to offset any potential required returns to customers should O&M expense per customer exceed the index in future years.
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at June 30, 2007 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
In October 2000, the Corus Group plc (Corus, formerly known as British Steel) ceased operations of its Mobile facility and continued to pay Mobile Gas a minimum annual payment as required under the terms of its contract. On July 28, 2005, Corus elected to end the contract and make a termination payment as required by the terms of the contract. Under a Termination Agreement (Termination Agreement) between Mobile Gas and Corus, Corus agreed to pay Mobile Gas $6,100,000 of which $4,750,000 was paid during the nine months ended June 30, 2006. The final payment of $1,350,000 was paid on October 2, 2006. The APSC approved Mobile Gas’ request to recognize the termination payments as a regulatory liability and amortize the balance into income over the remaining seven years of the original contract term.
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
Through Midstream and Bay Gas, the Company provides underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through a contract approval process. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate shippers and approved rates for such services.

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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	June 30,		June 30,		September 30,
	2007		2006		2006
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$3,646		$2,246		$1,916
Weather Normalization Adjustment	118
ESR Fund	167	$41	167	$208	167	$167
Asset Retirement Cost		26				26
Other			36

Regulatory Assets	$3,931	$67	$2,449	$208	$2,083	$193

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Contract Buyout	2,445		$2,172		1,866
Deferred Investment Tax Credit	15	$94	15	$110	15	$106
RSE Adjustment			46
Gross Receipt Tax Collections	2,893		3,495		2,903
Accrued Dismantling Costs		10,084		12,958		9,390
Other	319		183		196

Regulatory Liabilities	$6,672	$10,178	$6,911	$13,068	$5,980	$9,496

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At June 30, 2007 and 2006, the net acquisition adjustments were $5,151,000 and $5,506,000, respectively, and the balance at September 30, 2006 was $5,415,000.
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
A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,
In Thousands	2007	2006	2007	2006

Weighted Average Common Shares	7,979	7,931	7,968	7,917

Effect of Dilutive Securities:
Options to Purchase Common Stock	92	57	92	53

Diluted Average Common Shares	8,071	7,988	8,060	7,970

Stock options to purchase approximately 81,000 and 141,000 shares as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.
Note 7. Segment Information
The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Midstream. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas and SGT. The Natural Gas Midstream segment currently provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and other midstream services through Midstream. Through Mobile Gas and Services, the Company also provides merchandising and other energy-related services which are aggregated with EnergySouth, the holding company, and included in the Other segment.
Segment earnings information presented in the table below includes intersegment revenues which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Midstream segment.

For the three months ended	Natural Gas	Natural Gas
June 30, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$18,783	$5,078	$933	$(1,049)	$23,745

Cost of Gas	8,718			(1,049)	7,669
Cost of Merchandise			585		585
Operations and Maintenance Expense	5,641	1,361	432		7,434
Depreciation Expense	2,120	630			2,750
Taxes, Other Than Income Taxes	1,592	259	16		1,867

Operating Income	712	2,828	(100)		3,440

Interest Income	1	147	376	(521)	3
Interest Expense	(821)	(1,224)	(201)	521	(1,725)
Interest Capitalized	19	660			679
Less: Minority Interest	(27)	(220)			(247)

Income Before Income Taxes	$(116)	$2,191	$75		$2,150

For the three months ended	Natural Gas	Natural Gas
June 30, 2006 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$17,600	$5,175	$1,397	$(1,046)	$23,126

Cost of Gas	8,212			(1,046)	7,166
Cost of Merchandise			860		860
Operations and Maintenance Expense	5,368	877	338		6,583
Depreciation Expense	1,995	643			2,638
Taxes, Other Than Income Taxes	1,558	215	15		1,788

Operating Income	467	3,440	184		4,091

Interest Income	1	42	201	(203)	41
Interest Expense	(780)	(1,007)	(85)	203	(1,669)
Interest Capitalized	13	267			280
Less: Minority Interest	(24)	(248)			(272)

Income Before Income Taxes	$(323)	$2,494	$300		$2,471

For the nine months ended	Natural Gas	Natural Gas
June 30, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$93,549	$15,700	$3,273	$(3,187)	$109,335

Cost of Gas	47,157			(3,187)	43,970
Cost of Merchandise			1,967		1,967
Operations and Maintenance Expense	17,827	3,587	1,355		22,769
Depreciation Expense	6,359	1,903			8,262
Taxes, Other Than Income Taxes	6,657	731	52		7,440

Operating Income	15,549	9,479	(101)		24,927

Interest Income	3	201	966	(1,144)	26
Interest Expense	(2,544)	(3,184)	(491)	1,144	(5,075)
Interest Capitalized	38	1,465			1,503
Less: Minority Interest	(92)	(729)			(821)

Income Before Income Taxes	$12,954	$7,232	$374		$20,560

For the nine months ended	Natural Gas	Natural Gas
June 30, 2006 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$98,297	$14,869	$4,026	$(3,163)	$114,029

Cost of Gas	54,376			(3,163)	51,213
Cost of Merchandise			2,443		2,443
Operations and Maintenance Expense	16,062	2,153	1,109		19,324
Depreciation Expense	5,985	1,946			7,931
Taxes, Other Than Income Taxes	6,922	645	63		7,630

Operating Income	14,952	10,125	411		25,488

Interest Income	16	146	489	(492)	159
Interest Expense	(2,304)	(3,077)	(234)	492	(5,123)
Interest Capitalized	52	649			701
Less: Minority Interest	(80)	(715)			(795)

Income Before Income Taxes	$12,636	$7,128	$666		$20,430

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
At June 30, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism under Mobile Gas’ rate tariffs. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 below, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments with respect to the foregoing are shown below and reflect the CPI at the commitment date for each cavern. As of June 30, 2007, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006 Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services.

Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum
Fiscal	Supply	Implementation of	Payments for	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Commitments

Remaining 2007	$4,092	$1,905	$91	$8,698	$14,786
2008	13,701	1,238	363		15,302
2009	1,141		363		1,504
2010	1,141		363		1,504
2011	815		363		1,178
2012 - and thereafter			18,541		18,541

Total	$20,890	$3,143	$20,084	$8,698	$52,815

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
Note 9. New Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FIN 48 will be effective for the Company beginning October 1, 2007 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which provides companies with an option to report selected financial assets and liabilities at fair value. Its objective is to reduce the complexity in accounting for financial instruments and to mitigate the volatility in earnings caused by measuring related assets and liabilities differently. Although SFAS 159 does not eliminate disclosure requirements included in other accounting standards, it does establish additional presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS is effective for the Company beginning October 1, 2008 and is not expected to have a material impact on the Company’s financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
EnergySouth, Inc. is the holding company for a family of energy businesses. Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. EnergySouth Midstream, formerly known as EnergySouth Storage Services, Inc., is the general partner of Bay Gas Storage Company, a limited partnership that provides underground storage and delivery of natural gas. On June 12, 2007, EnergySouth transferred its ownership interest in EnergySouth Services to EnergySouth Midstream. EnergySouth Services is the general partner of Southern Gas Transmission Company, which is engaged in the intrastate transportation of natural gas.
Results Of Operations
Consolidated Earnings
All earnings per share amounts referred to herein are computed on a diluted basis. Earnings per share for the three months ended June 30, 2007 decreased $0.03 per diluted share as compared to the same prior-year period due primarily to a decline in earnings from Bay Gas’ natural gas storage business. Earnings per share for the nine-month period ended June 30, 2007 approximated the earnings for the same prior year period. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s natural gas distribution business increased $0.02 and $0.01 per diluted share for the three- and nine-month periods ended June 30, 2007, respectively, as compared to the same prior-year periods.
Earnings from the Company’s natural gas midstream business decreased $0.03 for the three months ended June 30, 2007 compared to the prior-year period, but remained relatively unchanged for the nine-month period ended June 30, 2007 as compared to the same prior-year period. A decline in earnings from short-term storage agreements and an increase in operating expenses contributed to the decrease in earnings during the third quarter of fiscal 2007. During the nine months ended June 30, 2007, increased earnings from storage revenues associated with short-term storage agreements and an increase in the amount of interest capitalized during the construction and development of the third underground natural gas storage cavern were offset by an increase in operating expenses.
Earnings from other business operations decreased approximately $0.02 per diluted share during the three- and nine-month periods ended June 30, 2007, as compared to the same prior-year periods due primarily to a decline in merchandise sales and merchandise-related activities.

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
Natural gas distribution revenues increased $1,183,000 (7%) and decreased $4,748,000 (5%), respectively, during the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods. Colder than normal temperatures and rate adjustments contributed to the increase in revenues for the three month period ended June 30, 2007. Weather during the third fiscal quarter was unseasonably cool in Mobile Gas’ service territory with temperatures that were 115% colder than normal. Also contributing to the increase in revenues for the third fiscal quarter was the RSE rate adjustment which went into effect on December 1, 2006. Rate adjustments which reflect a decrease in gas costs paid to suppliers partially offset these increases in revenues during the three months ended June 30, 2007 and are the primary reason for the decline in revenues year to date. This decrease during the nine months ended June 30, 2007 is attributable to the decrease gas costs which was only partially offset by the RSE rate adjustment.
Revenues from the sale of natural gas to temperature-sensitive customers increased $884,000 (7%) and decreased $2,802,000 (3%), respectively, for the three- and nine-month            periods ended June 30, 2007 due to the rate adjustments noted above. Revenues were positively impacted by 20% and 8% increases in volumes delivered to customers during the three- and nine-month periods ended June 30, 2007, respectively, due to weather that was colder than normal as noted above. Additionally, temperatures during the nine months ended June 30, 2007 were 2% colder than normal and 19% colder than the nine-month period last year.

Revenues from the sale of natural gas to large commercial and industrial customers increased $13,000 (1%) and decreased $1,928,000 (19%) for the three- and nine-month periods ended June 30, 2007. A 7% increase in volumes delivered to customers during the third fiscal quarter contributed to the increased revenues for the three months ended June 30, 2007. Rate adjustments which reflected a decrease in gas costs more than offset increased revenues from the RSE rate adjustment during the nine month period ended June 30, 2007. Also contributing to the decrease in revenues during the current nine-month period was a 6% decline in volumes delivered to customers during the current year period. Volumes were significantly higher in the prior year nine-month period as a result of the unique operational needs of one industrial customer. The increased usage by this customer was an isolated event.
Revenues from the transportation of natural gas to large commercial and industrial customers increased $296,000 (18%) and decreased $32,000 (1%) during the three- and nine-month periods ended June 30, 2007 due to a 5% increase and a 5% decrease in volumes transported, respectively.
The cost of natural gas increased $506,000 (6%) during the third fiscal quarter due to an increase in volumes delivered to customers and decreased $7,219,000 (13%) for the nine-month period ended June 30, 2007 as compared to the same prior-year period due primarily to lower natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased approximately 7% and 6%, respectively, during the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due primarily to the RSE rate adjustment effective December 1, 2006. Additionally, consumption by residential temperature-sensitive customers, when adjusted for weather, increased approximately 3% during the third fiscal quarter and the nine months ended June 30, 2007 when compared to the same prior year periods.
Operations and maintenance (O&M) expenses increased $273,000 (5%) and $1,765,000 (11%), respectively, for the three and nine months ended June 30, 2007 as compared to the same prior-year periods due primarily to an increase of $165,000 and $1,077,000, respectively, in compensation and related benefit expenses, increases of $63,000 and $134,000, respectively, in training expenses due primarily to the implementation of a new customer information system (CIS) and increases of $120,000 and 192,000, respectively, in advertising and promotional expenses. Also contributing to the increase in O&M expenses for the nine months ended June 30, 2007 were a $112,000 increase in the bad debt provision due to an increase in customer receivables and lower postemployment health insurance expenses in the prior-year period. Due to a change in the Company’s provider of health insurance which was effective December 31, 2005, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract on December 31, 2005, the Company reduced the liability for future benefit payments for these employees by $346,000.
Depreciation expense increased $125,000 (6%) and $374,000 (6%), respectively, for the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.

Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $34,000 (2%) and decreased $265,000 (4%) for the three- and nine-month periods ended June 30, 2007 due primarily to the changes in revenues.
Interest expense increased $41,000 (5%) and $240,000 (10%), respectively, for the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due primarily to increased short-term borrowings.
Minority interest reflects the minority partner’s share of pre-tax earnings of the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest increased 13% and 15% during the three- and nine-month periods ended June 30, 2007 due to an increase in pretax earnings of the partnership.
Natural Gas Midstream
Midstream is the general partner of Bay Gas and Services became a subsidiary of Midstream effective June 12, 2007. The natural gas midstream segment currently provides for the underground storage of natural gas and transportation services through the operations of Bay Gas.
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
Bay Gas is currently developing a third storage cavern and related facilities and has entered into multi-year contracts with customers for all of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by April of 2008. The addition of the third cavern and additional capacity development of 1.0 Bcf in one or more of the first three caverns is currently planned to ultimately increase the total working gas capacity of these caverns to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Having reached full subscription of the current working capacity of both existing caverns and the third cavern which is currently under development, Bay Gas held a non-binding “open season” in October 2006 to assess interest for up to 10.0 Bcf of additional working gas capacity. The planned development would include two new 5.0 Bcf high deliverability underground salt-dome caverns together with additional pipeline interconnects with Transco. Midstream is currently communicating with respondents in an effort to secure agreements for firm storage services. Bay Gas plans to move forward with development of the fourth and fifth caverns and the pipeline interconnects subject to its ability to execute sufficient firm storage agreements with the interested parties.
The Company is expanding its midstream operations to include natural gas related businesses in addition to natural gas storage. During the third fiscal quarter, expansion included the establishment of Midstream operations in a new Houston, Texas office.
Midstream’s revenues decreased $97,000 (2%) and increased $831,000 (6%), respectively, during the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due primarily to fluctuations in revenues from short-term storage agreements. Under the short-term agreements, available storage capacity is leased to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $484,000 (55%) and $1,434,000 (67%), respectively, during the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due primarily to an increase of $166,000 and $521,000, respectively, in compensation expense and related benefits and increased travel and training expenses of $57,000 and $91,000, respectively. The foregoing increased expenses are generally related to the expansion of the midstream operations. Expenses incurred at Bay Gas for the three- and nine-month periods include increased cavern lease payments of $68,000 and 433,000, respectively, increased legal expenses of $32,000 and $82,000, respectively, and $89,000 and $218,000, respectively, in increased general repairs and maintenance due to the growth of Bay Gas’ operations.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $44,000 (20%) and $86,000 (13%), respectively, during the three and nine months ended June 30, 2007 as compared to the same prior-year periods.
Interest expense increased $217,000 (22%) and $107,000 (3%), respectively, during the three and nine months ended June 30, 2007 due primarily to increased short term borrowings for the ongoing construction of the third storage cavern.
Capitalized interest costs increased $393,000 and $816,000 for the three- and nine-month periods ended June 30, 2007 due to the ongoing construction of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership, of which Midstream, EnergySouth’s subsidiary, holds a controlling interest. Minority interest during the three-month period ended June 30, 2007 decreased 28,000 (11%) and increased $14,000 (1%) for the nine months ended June 30, 2007 due to fluctuations in the pretax earnings of Bay Gas as discussed above.
Other
Through Mobile Gas, the Company provides merchandising, financing, and other energy-

related services, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities decreased $225,000 and $292,000 for the three- and nine-month periods ended June 30, 2007 as compared to the same prior-year periods due primarily to a decrease in merchandise sales and related merchandising activities and an increase in operations and maintenance expenses. The decrease in earnings for the three- and nine-month periods was partially offset by an increase in interest earned from temporary investments.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense decreased $92,000 (10%) and increased $60,000 (1%) for the three- and nine month periods ended June 30, 2007 as compared to the same prior-year periods.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Cash provided by operating activities increased $4,741,000 during the nine-month period ended June 30, 2007 as compared to the same period last fiscal year due to an increase in accounts payable of $858,000, an increase in taxes payable of $4,240,000, a $308,000 increase in depreciation, a $371,000 increase in the provision for deferred income taxes and an increase in collections of gas costs from customers of $1,895,000. These increases in cash flow were partially offset by a $2,110,000 increase in accounts receivable and a $795,000 increase in inventory.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the nine months ended June 30, 2007 and 2006, the Company used cash of $32,062,000 and $17,921,000, respectively, for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During the nine- month periods ended June 30, 2007 and 2006, Bay Gas invested $22,710,000 and $8,246,000, respectively, in the ongoing development of a third salt-dome storage cavern.
Financing activities provided cash of $5,053,000 during the nine months ended June 30, 2007 and used cash of $10,008,000 during the nine months ended June 30, 2006. The increase in cash provided by financing activities of $15,061,000 is due primarily to an increase in short term borrowings of $14,690,000, a decrease in partnership distributions of $479,000 and a decrease in payments of long term debt of $256,000. These increases in cash were partially offset by increased dividend payments of $434,000.
Funds for the Company’s short-term cash needs are expected to come from cash provided by operations and borrowings under a $25,000,000 revolving credit agreement which extends through February 28, 2008 and an additional $25,000, 000 revolving credit agreement which extends through September 28, 2007. At June 30, 2007, the Company had $30,010,000 available for borrowing on its revolving credit agreements. The Company anticipates that in August 2007 the Industrial Development Authority of Washington County, Alabama will issue $55,000,000 in Industrial Development Revenue Bonds (the Bonds), due August 15, 2037, and loan these funds to Bay Gas for financing of storage facilities construction. It is further anticipated that in connection with the Bond issuance, Bay Gas would cause a $55,000,000 letter of credit (the Letter of Credit) to be issued to secure payment of the Bonds. The Company has received a commitment letter from a bank for a $100,000,000 credit facility, which may be increased to up to $150,000,000 upon agreement of other lenders to participate in the facility. Subject to negotiation and execution of definitive agreements, the credit facility would provide credit availability for the Letter of Credit, for additional letters of credit, and for the credit lines which would replace both of the existing $25,000,000 revolving credit agreements. The Company believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.
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
The table below summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2007:

	Remaining					Fiscal Years
Type of Contractual	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	2012 and
Obligations (in thousands):	2007	2008	2009	2010	2011	thereafter

Long-Term Debt	$903	$5,900	$6,054	$5,653	$5,955	$47,799

Interest Payments	1,082	5,732	5,247	4,750	4,279	15,247

Estimated Future Minimum Payments for Bay Gas Service Fees	91	363	363	363	363	18,541

Construction Contracts for Bay Gas’ 3rd Cavern Development	8,698

Implementation of CIS Software	1,905	1,238

Gas Supply Contracts	4,092	13,701	1,141	1,141	815

Total	$16,771	$26,934	$12,805	$11,907	$11,412	$81,587

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
At June 30, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
At June 30, 2007 the Company had approximately $72.3 million of long-term debt at fixed interest rates. Interest rates range from 6.9% to 9.0% and the maturity dates of such debt extend to 2023.
See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.
Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2007. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Item 6. Exhibits

Exhibit No.	Description

10(n) - 3	Amended and Restated Cavity Development and Storage Agreement by and between Bay Gas Storage Company, Ltd. and Olin Corporation dated as of May 22, 2007 (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: August 9, 2007	/s/ C. S. Liollio
C. S. Liollio
President and Chief Executive Officer Chief Executive Officer

Date: August 9, 2007	/s/ Charles P. Huffman
Charles P. Huffman
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10(n) - 3	Amended and Restated Cavity Development and Storage Agreement by and between Bay Gas Storage Company, Ltd. and Olin Corporation dated as of May 22, 2007 (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.