Form 10-K
period 2007-09-30
ENERGYSOUTH INC
filed 2007-12-14
CIK 1051286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-29604
EnergySouth, Inc.
(Exact name of registrant as specified in its charter)

Alabama	58-2358943

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(251)450-4774

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

None	None
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock (the only outstanding class of voting or non-voting common equity), Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low closing price as reported by NASDAQ) on March 31, 2007 was approximately $334,092,013.
As of December 6, 2007, there were 8,093,273 shares of Common Stock, Par Value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed on or about December 17, 2007, for the Annual Meeting of Shareholders on January 25, 2008 are incorporated by reference into Part III.

PART I
Item 1. Business.
General
     EnergySouth, Inc. (together with its subsidiaries, the “Company” or “Registrant”, and exclusive of its subsidiaries, “EnergySouth”) was initially incorporated under the laws of the State of Alabama and in February 1998 became the holding company for Mobile Gas Service Corporation (“Mobile Gas”), a natural gas utility, and its subsidiaries. Effective February 1, 2007, EnergySouth reincorporated in the State of Delaware as approved by the shareholders at the annual meeting of shareholders held January 26, 2007.
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
     EnergySouth Midstream, Inc. (“Midstream”) was incorporated under the name of EnergySouth Storage Services, Inc. on December 4, 1991. In December 2000, Midstream became a wholly-owned subsidiary of EnergySouth. As of September 30, 2007, in addition to owning 100% of EnergySouth Services, Inc. (“Services”), Midstream also held a general partnership interest of 90.9% in Bay Gas Storage Company, Ltd. (“Bay Gas”), an Alabama limited partnership in which a 9.1% limited partnership interest was held by Olin Corporation. Bay Gas owns and operates underground gas storage and related pipeline facilities which are used to provide storage and delivery of natural gas for Mobile Gas and other customers.
     Services was incorporated in March 1983. Through Services, the Company provides natural gas marketing, trading and risk management activities. Services owns a 51% interest in Southern Gas Transmission Company, an Alabama general partnership which was formed in November 1991 and has since 1992 provided transportation services from the facilities of Gulf South Pipeline Company (“Gulf South”) near Flomaton, Alabama to the facilities of Alabama River Pulp Company, Inc. in Claiborne, Alabama. Service became a wholly-owned subsidiary of Midstream on June 12, 2007.
     MGS Marketing Services, Inc. (“Marketing”) was incorporated in 1993 to assist existing and potential customers in the purchase of natural gas. Marketing became a wholly-owned subsidiary of EnergySouth during fiscal year 1998. Marketing is no longer actively engaged in business.
Business Segments
     The Company’s operations are classified into the following business segments:
•	Natural Gas Distribution – The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in Southwest Alabama through Mobile Gas.
•	Natural Gas Midstream – The Natural Gas Midstream segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and transportation services through the operations of SGT. Through Services’ office in Houston, Texas, Midstream manages and optimizes transportation and storage assets through natural gas marketing, trading and risk management activities. The storage and transportation operations are currently located in Southwest Alabama with additional operations planned at the Mississippi Hub gas storage facility under development near Jackson, Mississippi, which was acquired in late November, 2007.

•	Other – Includes merchandising, financing, and other energy-related services which are provided through Mobile Gas and are aggregated with the corporate operations of EnergySouth, the holding company.
     For financial information by business segment, including revenues by segment, for the fiscal years ended September 30, 2007, 2006, and 2005, see Note 12 to the Consolidated Financial Statements.
Customers
     Of the approximately 95,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 2007, approximately 53% of the Company’s gas revenues were derived from residential sales, 16% from small commercial and industrial sales, 8% from large commercial and industrial sales, 8% from transportation services, and 15% from storage and miscellaneous services. Residential sales in fiscal 2007 accounted for approximately 4% of the total volume of gas delivered to the Company’s customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 2%, 1% and 93%, respectively. For further information with respect to revenues from and deliveries to the various categories of the Company’s customers, see Item 6, “Selected Financial Data,” below.
     Gross margins, defined as gas revenues less cost of gas, by business segment are shown in Note 12 to the Consolidated Financial Statements. The ten largest customers of the Company accounted for approximately 21% of the Company’s gross margin in fiscal 2007, with the largest accounting for approximately 8%.
Gas Supply
     The Company is directly connected to three natural gas processing plants in south Mobile County and one processing plant in north Mobile County. The Company has firm supply contracts for varying monthly payments with Chevron Natural Gas through October 31, 2008 and Exxon Mobil through November 30, 2007, and month to month thereafter, through Mobile Gas’ direct connection with the Hatters Pond processing plant.
     Mobile Gas has a current peak day firm requirement of 104,000 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company has contracted for firm transportation and storage service (“No-Notice Service”) for 24,000 MMBtu/day from Gulf South under an agreement effective through March 31, 2011. The gas supply requirement for the No-Notice Service is met through a contract with BP Energy Company through March 31, 2008.
Natural Gas Midstream Operations
     The natural gas midstream segment currently provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and transportation services through the operations of SGT. During fiscal 2007, the Company expanded its midstream operations to include the management and optimization of transportation and storage assets through natural gas marketing, trading and risk management activities.
     Construction of Bay Gas’ first storage cavern and facilities was completed in 1994 and currently has a working gas capacity of approximately 2.3 million MMBtu. The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide increased gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working gas capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively.

     Bay Gas is currently developing a third storage cavern and related facilities and has entered into multi-year contracts with customers for all of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by April 2008. The addition of the third cavern and additional capacity development of 1.0 Bcf in one or more of the first three caverns is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf with injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
     Having reached full subscription of the current working capacity of both existing caverns and the third cavern which is currently under development, Bay Gas plans development of two new 5.0 Bcf high deliverability underground salt-dome caverns together with additional pipeline interconnects with Transco. Midstream is currently communicating with respondents in an effort to secure agreements for firm storage services. Bay Gas has begun drilling operations for development of the fourth cavern and plans to move forward with development of the fifth cavern and the pipeline interconnects subject to its ability to execute sufficient firm storage agreements with interested parties.
     Bay Gas’ growth has reflected the rapid growth in natural gas utilization in the markets it serves. Establishing interconnects with the Transco pipeline system will allow additional prospective customers to access Bay Gas. This interstate pipeline system serves a number of traditional, wintertime markets for natural gas in the United States and will complement the warmer weather markets currently connected to Bay Gas. Management believes that Bay Gas, with the possible construction of additional caverns and new interstate pipeline interconnects, is well positioned to serve the storage needs of these markets. As described above, Bay Gas plans to move forward with development of the fourth and fifth cavern and the new pipeline interconnects subject to its ability to execute sufficient firm storage agreements with the interested parties.
     In its Current Report on Form 8-K filed November 5, 2007, the Company reported that Midstream had entered into agreements to acquire the Mississippi Hub gas storage facility project under development near Jackson, Mississippi, and the completion of that acquisition was reported in the Company’s Current Report on Form 8-K filed December 4, 2007.
     Midstream operations include revenues from transportation and storage services provided to customers under long-term contracts and short-term interruptible contracts and include the value realized by optimizing the storage and transportation capacity that Midstream owns. Midstream participates in natural gas storage transactions in which it seeks to capture the pricing differences that occur over time. Midstream purchases physical natural gas and then sells financial contracts at favorable prices to lock in a gross profit margin. Additionally, Midstream periodically participates in park and loan transactions in which physical gas is borrowed and later repaid. Through the use of transportation and storage services and derivatives, Midstream is able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time.
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
     Midstream Competition. A number of types of competitors may provide services like or in competition with those of Midstream. These include, among others, natural gas storage facilities, natural gas aggregators, and natural gas pipelines. Midstream believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See “Rates and Regulation” below.
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
     RSE is a ratemaking methodology also used by the APSC to regulate certain other public Alabama energy utilities. A rate adjustment designed to increase Mobile Gas’ annual gas revenues by approximately $4.2 million was implemented December 1, 2006. Previous rate adjustments were implemented under the RSE tariff which were designed to decrease annual gas revenues by approximately $303,000 effective December 1, 2005 and to increase annual gas revenues by approximately $1.7 million effective December 1, 2004. The December 1, 2005 rate decrease was due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Mobile Gas’ rates, as established under RSE, allow a return on average equity within a range of 13.35% to 13.85% for the period. Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range at the end of the fiscal year. No such adjustments were required for fiscal 2006 or through the July 2005 test periods. Mobile Gas’ financial results for fiscal year 2005 did, however, result in a return on equity above the allowed range. As a result, adjustments of $433,000 were made to fiscal year 2005 pre-tax earnings such that the return on equity, as calculated for RSE purposes, equaled 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflected the amount owed to customers. Reductions in rates were made in fiscal year 2006 which resulted in $433,000 being fully refunded to customers by the end of the fiscal year.
     RSE limits the amount of Mobile Gas’ equity upon which a return within the allowed range is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate years ended September 30, 2007 and 2006; therefore, no adjustments were required. The increase in O&M expenses per customer was below the index range for the fiscal year ended September 30, 2005. Under RSE, Mobile Gas could recover one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC approved a waiver of this RSE requirement and instead will allow this amount to be used to offset any potential required returns to customers should O&M expense per customer exceed the index range in future years.
     In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at September 30, 2007 is included in the balance sheet of the Consolidated Financial Statements as part of Regulatory Liabilities.
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
     Mobile Gas has been granted nonexclusive franchises to construct, maintain and operate a natural gas distribution system in the areas in which it operates. Except for the franchise granted by Mobile County, Alabama, which has no stated expiration date, the franchises have various expiration dates, the earliest of which is in 2009. The Company has no reason to believe that the franchises will not be renewed upon expiration.
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
     Based on plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Prior to the ADEM “Brownfield” evaluation, Mobile Gas engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

Employees
     Mobile Gas employed 244 full-time employees as of September 30, 2007. Of these, approximately 35% are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, Local No. 3-0541. As of September 30, 2007 Bay Gas employed 22 full-time employees. The Company believes that it enjoys generally good labor relations.
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
     Use of Derivative Instruments: Midstream operations use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial market risks. Midstream could recognize financial losses as a result of volatility in the market values of these contracts, or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
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
     Access to Credit Markets: The natural gas distribution business and natural gas midstream businesses are capital intensive. The Company and its subsidiaries rely on access to both short-term and long-term capital markets to satisfy liquidity requirements. Adverse changes in the economy or these markets, the overall health of the industries in which the Company and its subsidiaries operate and changes to the creditworthiness of the Company could limit access to these markets and/or increase the cost of capital.
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
     Substantially all of the utility property of Mobile Gas is pledged as collateral for its long-term debt as of September 30, 2007.
Item 3. Legal Proceedings.
     The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.
Item 4a. Executive Officers of the Registrant
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.
     Information relating to executive officers who are also directors is included under the caption “Election of Directors” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
     The following is a list of names and ages of officers of the Registrant, including executive officers referred to in Rule 401(b) of Regulation S-K, who are not also directors or nominees for election as directors of the Registrant, indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years. Officers are appointed by the Board of Directors of the Company.

Business Experience
Name, Age, and Position	During Past 5 Years
Charles P. Huffman, 54 Executive Vice President and Chief Financial Officer - EnergySouth, Inc.	Appointed in August 2007;
Previously: Sr. Vice President and Chief Financial Officer — EnergySouth, Inc. (2001-2007); Sr. Vice President, Chief Financial Officer, and Treasurer — EnergySouth, Inc. (1998-2001)

Executive Vice President and Chief Financial Officer - Mobile Gas Service Corporation; Director, Executive Vice President and Chief Financial Officer - EnergySouth Services, Inc.; Director, Executive Vice President and Chief Financial Officer — MGS Marketing Services, Inc.; Director, Executive Vice President and Chief Financial Officer — EnergySouth Midstream, Inc.; Executive Vice President and Chief Financial Officer — Bay Gas Storage Company, Ltd.
Appointed in August 2007; Previously: Sr. Vice President and Chief Financial Officer — Mobile Gas Service Corporation (2001-2007); Sr. Vice President Chief Financial Officer, Treasurer, and Assistant Secretary — Mobile Gas Service Corporation; Vice President/Treasurer - EnergySouth Services, Inc.; Director/Vice President/Treasurer — EnergySouth Midstream, Inc.; Director/Vice President/Treasurer — MGS Marketing Services, Inc. (1998-2001)

Benjamin J. Reese, 51	Appointed in April 2007:
Director, President and Chief Operating Officer - EnergySouth Midstream, Inc.; Director, President - EnergySouth Services, Inc.; President — Bay Gas Storage Company, Ltd.	Previously: Senior Vice President and Chief Commercial Officer — Centerpoint Energy (1998-2007)

Gregory H. Welch, 51 President and Chief Operating Officer - Mobile Gas Service Corporation; Director — MGS Marketing Services, Inc.	Appointed in April 2007; Previously: President and Chief Operating Officer - Bay Gas Storage Company, Ltd. (2002-2007)

G. Edgar Downing, Jr., 51 Senior Vice President, Secretary and General Counsel — EnergySouth, Inc.;	Appointed in December 2005 Previously: Vice President, Secretary and General Counsel — EnergySouth, Inc.
(1998 — 2005)

Senior Vice President, Secretary and	Appointed in December 2005; Previously:
General Counsel — Mobile Gas Service Corporation; Director, Senior Vice President - EnergySouth Services, Inc,; Director, Senior Vice President and Secretary — EnergySouth Midstream, Inc.; Senior Vice President — Bay Gas Storage Company, Inc.; Director, President and Chief Operating Officer - MGS Marketing Services, Inc.
Secretary, General Counsel and Vice President of Administration — Mobile Gas Service Corporation; Director, Vice President and Secretary — EnergySouth Services, Inc,; Vice President and Secretary - MGS Marketing Services, Inc.; Director, Vice President and Secretary — Energysouth Midstream, Inc.

Business Experience
Name, Age, and Position	During Past 5 Years
LaBarron N. McClendon, 43 Sr. Vice President Administration - EnergySouth, Inc.	Appointed in August 2007 Previously: Vice President Human Resources - EnergySouth, Inc. (2001-2007)

Sr. Vice President Administration - Mobile Gas Service Corporation	Appointed December 2001; Previously: Vice President Human Resources - Mobile Gas (2001-2007); Director Human Resources - Mobile Gas Service Corporation (1991-2001); Manager Human Resources - Mobile Gas Service Corporation (1998 - 1999)

Susan P. Stringer, 46 Vice President and Controller - EnergySouth, Inc.	Appointed in December 2000

Vice President and Controller - Mobile Gas Service Corporation	Appointed in December 2000; Previously: Director - Financial Reporting - Mobile Gas Service Corporation (2000); Manager - Financial Reporting - Mobile Gas Service Corporation (1999 - 2000); Accounting Manager - Mobile Gas Service Corporation (1998 - 1999)

Daniel T. Ford, 41 Treasurer - EnergySouth, Inc.	Appointed in June 2002

Treasurer - Mobile Gas Service Corporation; Treasurer - EnergySouth Services, Inc.;	Appointed June 2002; Previously: Director Rates and Analysis - Mobile Gas Service Corporation
PART II
Item 5. Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Registrant’s Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol “ENSI”. As of December 6, 2007 there were 1,149 holders of record of the Company’s Common Stock. Information regarding Common Stock dividends and the closing price range for Common Stock during the periods indicated is as follows:

	Per Share
	Dividends Declared		Closing Price Range
Fiscal Year
Quarter Ended	2007	2006	2007		2006
			High	Low	High	Low
December 31	$.230	$.215	$41.520	$33.260	$29.910	$26.311
March 31.230		.215	42.830	37.000	31.810	26.400
June 30.250		.230	52.230	39.030	34.920	30.080
September 30.250		.230	54.180	43.790	39.000	31.090

     While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will be dependent upon the Registrant’s future earnings, financial requirements, and other factors.
     The Registrant’s long-term debt instruments and credit agreements contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements is expected to have a significant impact on the Registrant’s ability to pay dividends in the future.
     The following table summarizes information concerning securities authorized for issuance under equity compensation plans:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted	Remaining Available for
	Exercise of	Average	Future Issuance Under
Plan Category	Outstanding Options	Exercise Price	Equity Compensation Plans
Equity compensation plans approved by security holders	441,100	$29.087	113,000
Equity compensation plans not approved by security holders	—	—	—

Total	441,100	$29.087	113,000

Performance Graph
EnergySouth, Inc. – Comparison of Five-Year Cumulative Shareholder Returns
This graph compares the total shareholder returns (assuming reinvestment of dividends) of investments in the Company, the Russell 2000 Index, and an industry peer group index compiled by Hemscott, Inc. The graph assumes $100 invested at the per-share closing price of the Company’s common stock on the NASDAQ National Market on September 30, 2002, in the Company’s common stock and in each of the indices.

As of September 30,	2002	2003	2004	2005	2006	2007
ENERGYSOUTH, INC.	$100	$128	$172	$179	$226	$345
HEMSCOTT GROUP INDEX	$100	$126	$154	$208	$242	$302
RUSSELL 2000 INDEX	$100	$135	$159	$185	$201	$218

Total shareholder return includes reinvested dividends. The Hemscott Group Index includes the companies listed below: AGL Resources, Inc., Amerigas Partners L.P., Atmos Energy Corp., Chesapeake Utilities CP,

Corning Natural Gas, Delta Natural Gas Co. Inc., Energen Corporation, Energy West, Inc., EnergySouth, Inc., Equitable Resources, Inc., Laclede Group, Inc., National Fuel Gas Co., National Grid PLC, New Jersey Resources Corp., Nicor, Inc., Northwest Natural Gas Co., Oneok, Inc., Piedmont Natural Gas Co., RGC Resources, Inc., Semco Energy, Inc., Sempra Energy, South Jersey Industries, Southern Union Co., Southwest Gas Corp., Transcanada Corp., and WGL Holdings, Inc.

Item 6 — EnergySouth, Inc. — Selected Financial Data
FINANCIAL SUMMARY

Years Ended September 30,	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues	$130,738	$130,686	$119,987	$111,488	$95,150	$81,560	$103,424	$69,714	$63,889	$70,740
Merchandise Sales	3,240	4,046	3,263	3,029	3,259	3,499	2,966	2,913	2,827	2,920
Other	1,055	1,135	1,356	1,455	1,206	1,360	1,369	1,470	1,344	1,329

Total Operating Revenues	$135,033	$135,867	$124,606	$115,972	$99,615	$86,419	$107,759	$74,097	$68,060	$74,989

Income Before Cumulative Effect of Changes in Accounting Principles	$16,033	$14,036	$13,841	$12,568	$11,135	$10,231	$6,138	$8,792	$8,624	$8,417
Cumulative Effect of Changes in Accounting Principles							—	—	(349)	—

Net Income	$16,033	$14,036	$13,841	$12,568	$11,135	$10,231	$6,138	$8,792	$8,275	$8,417

Earnings Applicable to Common Stock	$16,033	$14,036	$13,841	$12,568	$11,135	$10,231	$6,138	$8,792	$8,275	$8,417
Cash Dividends Per Share of Common Stock (1)	$0.96	$0.89	$0.83	$0.78	$0.74	$0.71	$0.68	$0.65	$0.61	$0.56

Basic Earnings Per Share of Common Stock (1):

Income Before Cumulative Effect of Changes in Accounting Principles	$2.01	$1.77	$1.76	$1.62	$1.47	$1.37	$0.83	$1.19	$1.18	$1.15
Net Income (1)	$2.01	$1.77	$1.76	$1.62	$1.47	$1.37	$0.83	$1.19	$1.13	$1.15

Diluted Earnings Per Share of Common Stock (1):
Income Before Cumulative Effect of Changes in Accounting Principles	$1.99	$1.76	$1.74	$1.60	$1.45	$1.35	$0.82	$1.19	$1.17	$1.14
Net Income (1)	$1.99	$1.76	$1.74	$1.60	$1.45	$1.35	$0.82	$1.19	$1.12	$1.14

Average Common Shares Outstanding (1):

Basic (1)	7,972	7,924	7,854	7,764	7,599	7,451	7,389	7,356	7,326	7,298
Diluted (1)	8,059	7,978	7,950	7,860	7,686	7,569	7,481	7,416	7,400	7,389

Total Assets	$372,446	$262,680	$252,459	$242,304	$236,888	$232,213	$232,014	$175,902	$181,518	$173,862
Long-Term Debt	$120,461	$71,361	$77,579	$84,692	$92,640	$98,645	$90,592	$55,222	$58,017	$58,979

STATISTICAL
Gas Revenue (in thousands):

Sales:
Residential	$69,102	$70,560	$66,701	$64,283	$54,470	$47,839	$65,394	$41,750	$39,575	$44,725
Commercial and Industrial — Small	21,403	23,129	19,717	17,100	13,795	11,105	15,499	9,433	8,613	9,208
Commercial and Industrial — Large	10,360	12,495	10,502	8,696	8,101	6,436	10,060	6,316	5,242	6,784
Transportation	9,829	9,744	9,920	9,799	10,405	10,834	9,594	9,336	8,215	8,210
Storage (other than intercompany)	19,229	13,980	12,383	10,805	7,401	4,383	2,134	2,153	1,689	1,204
Other	815	778	764	805	978	963	743	726	555	609

Total	$130,738	$130,686	$119,987	$111,488	$95,150	$81,560	$103,424	$69,714	$63,889	$70,740

Delivery to Customers (in thousand therms):

Gas Sales:
Residential	35,554	32,976	36,335	42,546	44,617	42,651	51,415	43,014	39,866	51,493
Commercial and Industrial — Small	13,573	13,196	13,314	13,709	13,664	12,717	14,318	12,590	11,781	13,231
Commercial and Industrial — Large	8,070	8,562	9,165	8,943	10,463	10,679	12,570	12,860	11,683	15,169
Transportation	697,300	709,175	646,564	695,561	759,936	947,515	790,741	611,541	357,183	335,905

Total	754,497	763,909	705,378	760,759	828,680	1,013,562	869,044	680,005	420,513	415,798

Customers Billed (peak month):

Residential	90,248	90,373	91,343	92,537	93,318	93,563	94,948	95,131	95,022	95,443
Commercial and Industrial — Small	4,898	4,974	5,035	5,143	5,111	5,153	5,197	5,256	5,282	5,305
Commercial and Industrial — Large	74	78	82	77	78	80	89	95	92	97
Transportation	44	42	42	41	43	37	43	37	37	30

Total	95,264	95,467	96,502	97,798	98,550	98,833	100,277	100,519	100,433	100,875

Degree Days (2)	1,674	1,470	1,400	1,619	1,773	1,577	1,978	1,379	1,196	1,889
NUMBER OF EMPLOYEES (END OF PERIOD)	272	260	261	265	285	295	300	291	280	281

Note: (1)	All references to number of shares and per share amounts have been restated to reflect the three-for-two conversion of Mobile Gas common stock into EnergySouth, Inc. common stock effective February 2, 1998 and the three-for-two stock split effective September 2, 2004.

Note: (2)	The number of degrees that the daily mean temperature falls below 65 degrees F. The Company’s rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operation.
The Company
EnergySouth, Inc. (EnergySouth) is a holding company which has two principal direct wholly-owned subsidiaries, Mobile Gas Service Corporation (Mobile Gas) and EnergySouth Midstream (Midstream). EnergySouth and its consolidated subsidiaries are collectively referred to herein as the “Company.” Mobile Gas purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. The Company also provides merchandise sales, service, and financing. Midstream is the general partner of Bay Gas Storage Company (Bay Gas), a limited partnership that provides underground storage and delivery of natural gas for Mobile Gas and other customers. Effective June 12, 2007, EnergySouth Services (Services) became a subsidiary of Midstream. Services engages in natural gas marketing, trading and risk management activities. Services is also the general partner of Southern Gas Transmission Company (SGT), which is engaged in the intrastate transportation of natural gas.
Summary
Consolidated Net Income
Earnings per diluted share increased $0.23, or 13%, in fiscal 2007 as compared to fiscal 2006. Fiscal year 2006 earnings per diluted share increased $0.02, up 1% from fiscal 2005. Financial information by business segment is shown in Note 12 to the Consolidated Financial Statements.
2007 vs 2006 Earnings from the Company’s natural gas distribution business increased $0.11 per diluted share during fiscal year 2007 when compared to fiscal year 2006 due primarily to rate adjustments which became effective December 1, 2006. Earnings were also positively impacted by an increase in temperature-sensitive customers’ gas consumption, when adjusted for weather, during the winter heating season of fiscal 2007. These increases were partially offset by an increase in operating expenses, depreciation and interest expense.
The Company’s midstream operations contributed increased earnings of $0.17 per diluted share in fiscal year 2007 as compared to fiscal year 2006 due primarily to increased revenues associated with short-term storage agreements, margins realized from natural gas marketing, trading and risk management activities, and a decrease in net interest expense (interest expense less capitalized interest). These increases were partially offset by an increase in operating expenses.
Earnings from other business operations decreased $0.05 per diluted share in fiscal year 2007 due primarily to a decline in merchandise sales and merchandise-related activities and an increase in corporate operating expenses.
2006 vs 2005 Earnings from the Company’s natural gas distribution business decreased $0.19 per diluted share during fiscal year 2006 when compared to fiscal year 2005 due primarily to a decline in consumption from temperature-sensitive customers and an increase in operating expenses.
The Company’s midstream business contributed increased earnings of $0.16 per diluted share in fiscal 2006 as compared to fiscal year 2005 due primarily to Bay Gas’ natural gas storage operations. The positive earnings contribution was due to increased storage revenues associated with new agreements for long-term and short-term storage services and a decrease in net interest expense.
Earnings from other business operations increased $0.05 per diluted share in fiscal 2006 due primarily to an increase in interest income and merchandise sales and related activities.

Results Of Operations
Natural Gas Distribution
The natural gas distribution segment of the Company is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers in southwest Alabama through Mobile Gas.
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
Wholesale natural gas prices rose during the first quarter of fiscal 2006 due to the tight balance between supply and demand following an active 2005 hurricane season in the Gulf of Mexico. The trend of high natural gas prices which continued throughout fiscal year 2005 and into 2006 had a negative impact on the Company’s overall margins, in aggregate dollars, through 1) energy conservation efforts that reduced consumption and 2) loss of customers due to non-payment of bills. Since the winter of 2000-2001, when the commodity price of natural gas first rose to unprecedented levels, Mobile Gas has experienced negative net growth in customers served. Customer counts as of the end of the fiscal year declined approximately 0.3%, 0.7%, and 1.1% in fiscal years 2007, 2006, and 2005, respectively.
Mobile Gas follows a gas purchasing strategy to secure prices for a portion of its gas supply needs for the winter heating season by securing gas prices at fixed rates. Mobile Gas’ strategy for purchasing gas and the Company’s use of natural gas storage capacity is designed to reduce the impact of volatility in gas prices on customers’ bills. Mobile Gas adjusted its rates to reflect the increased gas costs paid to its suppliers in fiscal 2006, particularly after Hurricanes Katrina and Rita. During fiscal 2007, wholesale natural gas prices trended down as compared with previous years due primarily to inactive hurricane seasons during the summers of 2006 and 2007 and higher volumes of natural gas in storage. Mobile Gas has reduced the gas cost component of its rates as gas commodity prices have fallen.
Mobile Gas utilizes a Rate Stabilization and Equalization (RSE) tariff which is a ratemaking methodology also used by the APSC to regulate other public Alabama energy utilities. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. See Note 2 to the Consolidated Financial Statements.
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
Financial information about the distribution business segment is shown in Note 12 to the Consolidated Financial Statements. Natural gas distribution revenues decreased $5,412,000 (5%) and increased $9,290,000 (9%), respectively, during fiscal 2007 and 2006. Rate adjustments which reflect a decrease in gas costs paid to suppliers are the primary reason for the decline in revenues during fiscal 2007. This decrease was partially offset by increased revenues from the RSE rate adjustment which went into effect on December 1, 2006, and increased consumption by temperature-sensitive customers. Fiscal 2006 revenues increased due primarily to rate adjustments to recover increased gas costs paid to suppliers.
Revenues from the sale of natural gas to residential and small commercial customers, referred to as temperature-sensitive customers because their gas usage is affected to a large degree by temperatures during the heating season, decreased $3,184,000 (3%) and increased $7,271,000 (8%), respectively, during fiscal 2007 and 2006 due to the rate adjustments discussed above. During fiscal 2007, revenues were positively impacted by the RSE rate adjustment and a 6% increase in volumes delivered to customers due to weather that was colder than normal and 14% colder than the prior year. These increases were more than offset by rate adjustments which reflected a decrease in gas costs paid to suppliers. During fiscal 2006, the increase in revenues from rate adjustments was partially offset by a decline in customers served and a decline in consumption by residential customers as discussed below.
Revenues from the sale of natural gas to large commercial and industrial customers decreased $2,135,000 (17%) and increased $1,993,000 (19%) during fiscal 2007 and 2006, respectively. During fiscal 2007, rate adjustments which reflected a decrease in gas costs more than offset increased revenues from the RSE rate adjustment. Also contributing to the decrease in revenues for fiscal 2007 was a 6% decline in volumes delivered to customers. Revenues increased during fiscal 2006 due to increases in the price of natural gas.
Revenues from the transportation of natural gas to large commercial and industrial customers decreased $130,000 (2%) during fiscal 2007 due to a 5% decline in volumes transported to these customers. Revenues decreased less than 1% for fiscal 2006 as volumes delivered to these customers were relatively flat. In fiscal 2006, transportation revenues included a decrease of approximately $195,000 as a result of the Termination Agreement discussed in Note 2 to the Consolidated Financial Statements.
The cost of natural gas decreased $8,058,000 (13%) and increased $10,101,000 (20%), respectively, for fiscal years 2007 and 2006 due to fluctuations in natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, increased 6% during fiscal 2007 primarily as a result of the RSE rate adjustment and an increase in usage per degree-day by temperature-sensitive customers. Margins declined 3% during fiscal 2006, when increased margins from the amortization of the regulatory liability for gross receipts taxes and increased collections for cast iron replacements were more than offset by a decline in usage per degree day by temperature-sensitive customers and a decline in the number of temperature-sensitive customers served. Residential customer consumption, when adjusted for weather variations, increased 3% and declined 11%, respectively, in fiscal 2007 and 2006. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Contrary to the general trend, consumption by residential customers in fiscal 2007, when adjusted for weather, trended up from fiscal 2006. Management believes that this increase is the result of the fiscal 2006 decline being attributable to higher natural gas prices experienced during the fall and winter of 2005-2006 after Hurricane Katrina and unusually warm weather in January 2006, factors which did not occur in fiscal 2007. Usages per degree-day can and will vary between periods due to several factors including humidity, wind speed, cloud cover, and duration of cold weather.
Operations and maintenance (O&M) expenses increased $778,000 (3.7%) during fiscal 2007 due to an increase in compensation and related benefit expenses of $302,000, an increase of $572,000 in expenses related to the implementation of a new customer information system (CIS), increased advertising expenses of $219,000, a decrease of $93,000 in the bad debt provision, and a decrease of approximately $222,000 in various other expense items.
Operations and maintenance (O&M) expenses increased $729,000 (3.5%) during fiscal 2006 due in part to approximately $299,000 incurred in the search and employment of the successor to former President and Chief Executive Officer Mr. John S. Davis, in connection with Davis’ retirement in fiscal 2007. Additionally,

O&M expenses for fiscal 2006 increased $328,000 due to an increase in compensation expense recorded for stock options in accordance with SFAS 123R as discussed in Note 7 to the Consolidated Financial Statements, an increase in expenses of $358,000 incurred to evaluate and select software alternatives for a new customer information system (CIS) being implemented in 2007, and an increase in the bad debt provision of $172,000 due to a rise in gas revenues associated with the increase in natural gas prices. These increases in O&M expenses were partially offset by a one-time reduction in benefit expenses. Due to a change in the Company’s provider of health insurance, certain disabled employees became ineligible for coverage under the Company’s health insurance benefits. Consequently, at the termination of the prior contract, the Company reduced the liability for future benefit payments for these employees by $346,000. Also, effective August 1, 2006, the Company discontinued term life insurance benefits for retirees, resulting in a net credit to expense of approximately $97,000 as discussed in Note 8 to the Consolidated Financial Statements.
Depreciation expense increased $346,000 (4%) and $353,000 (5%), respectively, for fiscal 2007 and 2006 due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $308,000 (4%) and increased $662,000 (9%), respectively, for fiscal year 2007 and 2006 due primarily to the fluctuation in revenues discussed above.
Interest expense increased $341,000 (11%) and $249,000 (9%), respectively, for fiscal 2007 and 2006 due primarily to increased short term borrowings.
Natural Gas Midstream
Midstream is the general partner of Bay Gas. Effective June 12, 2007, Services became a wholly-owned subsidiary of Midstream. The natural gas midstream segment currently provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and transportation services through the operations of SGT. The Company has expanded its midstream operations to include natural gas related businesses in addition to natural gas storage. During the third fiscal quarter, expansion included the establishment of Midstream operations in a new Houston, Texas office which is responsible for managing and optimizing transportation and storage assets through natural gas marketing, trading and risk management activities. See Note 10 to the Consolidated Financial Statements.
The natural gas midstream segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas. The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC issued orders on October 11, 2001 and June 3, 2002 approving rates for such services. On March 9, 2004, in accordance with FERC filing requirements, Bay Gas filed a petition with the FERC requesting approval of new rates for transportation-only service. The FERC last issued an order on April 14, 2006 approving rates for transportation-only services. In accordance with FERC filing requirements, on March 9, 2007 Bay Gas filed a petition with the FERC requesting approval of rates for transportation-only service.
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide increased gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working gas capacity of 3.7 Bcf. Together, the two caverns at Bay Gas currently hold 6.0 Bcf, with injection and withdrawal capacity of 200 MMcf and 610 MMcf per day, respectively.
Bay Gas is currently developing a third storage cavern and related facilities and has entered into multi-year contracts with customers for all of the cavern capacity. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by April 2008. The addition of the third cavern and additional capacity development of 1.0 Bcf in one or more of the first three caverns is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf with injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Having reached full subscription of the current working capacity of both existing caverns and the third cavern which is currently under development, Bay Gas held a non-binding “open season” in October 2006 to assess interest for up to 10.0 Bcf of additional working gas capacity. The planned development would include two new 5.0 Bcf high deliverability underground salt-dome caverns together with additional pipeline interconnects with Transco. Midstream is currently communicating with respondents in an effort to secure agreements for firm storage services. Bay Gas has begun drilling operations for development of the fourth cavern and plans to move forward with development of the fifth cavern and the pipeline interconnects subject to its ability to execute sufficient firm storage agreements with interested parties.
Financial information about the midstream business segment is shown in Note 12 to the Consolidated Financial Statements. Midstream’s revenues increased $5,461,000 (26%) during fiscal 2007 due primarily to short-term storage agreements, including margins captured through the arbitrage of pricing differences in various time periods and locations. Under the short-term agreements, available working gas capacity is leased or available gas is loaned to customers on an interruptible basis, thereby optimizing the use of cavern capacity. Revenues increased $1,417,000 (7%) during fiscal 2006 due to short-term storage agreements as well as new long-term storage agreements entered into during the year.
Operations and maintenance (O&M) expenses increased $3,991,000 (121%) in fiscal year 2007 due primarily to the expansion of midstream operations including Service’s marketing and risk management operations and the opening of the Houston office. The primary drivers of the increased expenses include additional compensation and related benefits of $2,576,000, increased legal expenses of $265,000, consulting services of $99,000, maintenance costs and subscriptions to software of $102,000, and increased office expenses of $279,000. Bay Gas’ cavern lease payments expensed during fiscal 2007 increased $372,000 as compared to fiscal 2006 and general repairs and maintenance of storage facilities increased $150,000.
O&M expenses decreased $62,000 (2%) in fiscal year 2006 due primarily to a one-time credit related to certain cavern lease payments recorded as a prepaid asset which will be amortized over the remaining term of the lease under which the payments are made. Also contributing to the decrease in expenses for fiscal 2006 was a reduction in the present value of future health insurance benefits for certain disabled employees and the termination of life insurance benefits for retired employees as discussed in Note 8 to the Consolidated Financial Statements below. These decreases of $249,000 were partially offset by an increase in compensation expense recorded for stock options and expenses incurred with the search and employment of a new President and Chief Executive Officer for the Company of approximately $120,000 and an increase in other operating expenses of approximately $67,000.
Depreciation expense increased $54,000 (2%) and $128,000 (5%) in fiscal year 2007 and 2006, respectively, due to increased investments in property, plant, and equipment.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $57,000 (6%) and $24,000 (3%), respectively, in fiscal 2007 and 2006.
Interest expense increased $930,000 (23%) in fiscal 2007 due to increased borrowings related to the ongoing construction of the third storage cavern and the expansion of midstream operations and decreased $175,000 (4%) in fiscal 2006 due to principal payments on long-term debt.

Capitalized interest costs increased $1,270,000 and $777,000 in 2007 and 2006, respectively, due to the development of the third storage cavern.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership and the SGT partnership, of which EnergySouth’s subsidiaries hold a controlling interest. Minority interest increased $209,000 (19%) and $175,000 (19%), respectively, during fiscal 2007 and 2006 due to increased pre-tax earnings of the partnerships.
Other
The Company provides merchandising, financing, and other energy-related services through Mobile Gas, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 12 to the Consolidated Financial Statements for segment disclosure.
Income before income taxes from Other business activities decreased $579,000 and increased $536,000 in fiscal 2007 and 2006, respectively. The fiscal 2007 decrease resulted from a decrease in merchandise sales and related activities of $233,000 and an increase in corporate operating expenses of $611,000. These decreases were partially offset by an increase in net interest income of $279,000 The fiscal 2006 increase was due primarily to net interest income earned from temporary investments of $370,000 and an increase in earnings from merchandise sales and related activities of $165,000.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. The Company’s effective tax rate in 2007, 2006, and 2005 was 37.6%, 38.3%, and 39.4%, respectively. The components of income tax expense are reflected in Note 6 to the Consolidated Financial Statements.
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
Gas Supply
A primary goal of the Company’s distribution business is to maintain a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in its area, both offshore and onshore, and contracting for pipeline and storage services. These services provide access to local as well as interstate pipeline sources on a firm basis. To minimize the volatility of natural gas prices to its customers, Mobile Gas has implemented a gas supply strategy in which it enters into purchases to lock in prices for a portion of its expected gas sales in future months. All such commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal Purchases and Normal Sales, Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149. Thus, Mobile Gas’ commitments for future purchases of natural gas at fixed prices are deemed and elected to be considered purchases in the normal course of business and are not subject to derivative accounting treatment. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2011, are as follows: 2008 — $19,074,000; 2009 — $1,141,000; 2010 — $1,141,000; and 2011 — $815,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period through 2014. Mobile Gas’ purchased gas adjustment provision in rate tariffs filed with the APSC allows a recovery from customers of demand and commodity costs of purchased gas. Should Mobile Gas’ customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, Mobile Gas believes it would be able to take one or more of the following actions: as part of the regulatory decision allowing other suppliers to serve current customers, secure the right to allocate firm gas supply costs to the new company supplying gas; reduce some excess gas supply costs through a negotiated settlement with suppliers; and/or pass-through excess gas supply costs to existing customers through the purchased gas component of customers’ rates.
Environmental
The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company’s financial position or results of operations. See Note 9 to the Consolidated Financial Statements for a discussion of certain environmental issues.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Consolidated Statements of Cash Flows. Cash provided by operating activities was $45.8 million, $24.9 million, and $30.8 million in 2007, 2006, and 2005, respectively. Cash provided from operating activities increased $20.9 million in 2007 as compared to 2006 due to an increase in accounts payable of $21.3 million, an increase in taxes payable of $6.9 million, an increase in net income of $2.0 million, and an increase in the collection of gas costs from customers of $0.5 million. These increases in cash flow were partially offset by an increase in accounts receivable of $7.0 million, an increase in cash held on deposit in a margin account of $1.0 million, an increase in inventories of $0.2 million and a decrease in the deferred tax provision of $1.3 million. Cash provided from operating activities decreased $5.9 million in 2006 as compared to 2005 due to a decrease in taxes payable of $9.4 million, an under-collection of increased gas costs from customers of $7.9 million and the settlement of postretirement benefits of $1.4 million upon the termination of life insurance benefits for retirees. These decreases in cash flow were partially offset by a decline in accounts receivable of $4.1 million and an $8.0 million increase in deferred taxes.
Investing activities used cash of $96.4 million, $24.5 million, and $16.6 million in fiscal 2007, 2006, and 2005, respectively. The increase in restricted cash during fiscal 2007 is primarily due to net funds received from the issuance of long-term debt in August 2007 which are held in trust for the construction of storage facilities. Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During 2007, 2006, and 2005, the Company used cash of $50.1 million, $24.4 million, and $16.4 million, respectively, primarily for the construction of distribution and storage facilities, purchases of equipment and other general improvements. During fiscal 2007, Mobile Gas invested approximately $12.4 million in distribution facilities, including $1.7 million for a new customer information system, and Bay Gas invested $37.4 million, primarily in the ongoing construction of the third cavern and initial development activities of the fourth cavern. During fiscal 2006, Mobile Gas invested approximately $13.0 million in distribution facilities, including $1.1 million for a new customer information system, and Bay Gas invested $11.8 million in the ongoing construction of its third cavern.
Financing activities provided cash of $49.6 million in fiscal 2007 and used cash of $7.2 million and $14.1 million in fiscal 2006 and 2005, respectively. The increase in fiscal 2007 was due primarily to the issuance of $55.0 million in long-term debt, an additional $1.7 million borrowed under the Company’s revolving credit agreement, and receipts of $0.5 million from the exercise of stock options. Long term debt payments and the payment of quarterly dividends account for most of the cash used in each year. Dividend payments of

$7.7 million, $7.1 million, and $6.5 million in fiscal 2007, 2006, and 2005, respectively, were offset by dividend reinvestment of $0.4 million in each fiscal year. Fiscal 2007, 2006, and 2005 included additional optional principal payments on long term debt of $0.6 million, $0.6 million, and $1.9 million, respectively. Cash used during fiscal 2006 was partially offset by an increase in short term borrowings of $5.3 million. Receipts of $0.5 million and $0.6 million in fiscal 2006 and 2005, respectively, from the exercise of stock options partially offset the cash used in financing activities.
The Company expects fiscal 2008 capital expenditures by Mobile Gas to be approximately $13.0 million for normal construction activity, including equipment purchases and other general improvements. These expenditures will be funded by internal cash generation and short and long-term borrowings. Midstream’s anticipated capital expenditures include the completion in April 2008 of Bay Gas’ third salt-dome storage cavern designed to provide 5.0 Bcf of working gas capacity. Bay Gas’ projected expenditures for 2008 also include continuing development of a fourth storage cavern designed to provide 5.0 Bcf of working gas capacity and starting construction of a fifth storage cavern. Bay Gas also will begin construction of a 29 mile pipeline from the storage facilities in McIntosh, Alabama to connect to the Transco pipeline in north Mobile County. The Company expects 2008 capital expenditures by Bay Gas to total approximately $100 million.
Subsequent to September 30, 2007, EnergySouth and certain funds managed by affiliates of Fortress Investment Group LLC (the “Fortress Funds”) acquired the net assets of the natural gas storage company, Mississippi Hub LLC, for $140 million. Mississippi Hub LLC expects to spend an additional $47 million in fiscal 2008 for development and construction of a storage cavern, supporting facilities and pipelines. EnergySouth owns a 60% majority interest and Fortress Funds owns the remaining 40% interest and the respective owners have funded their proportionate share of the foregoing capital costs.
In August 2007, the Industrial Development Authority of Washington County, Alabama issued $55 million in Industrial Development Revenue Bonds (the Bonds) due August 15, 2037, and loaned these funds to Bay Gas for financing of storage facilities construction. In connection with the Bond issuance, Bay Gas caused a $55 million letter of credit (the Letter of Credit) to be issued to secure payment of the Bonds. At September 30, 2007, the Company has a $100 million credit facility ( the Credit Agreement) which provides credit availability for the Letter of Credit, for additional letters of credit, and for a revolving credit line. At September 30, 2007, the Company had $33 million available for borrowing on its revolving credit agreement and $46 million in unused funds from the Bonds which are included in restricted cash on the Consolidated Balance Sheet. Subsequent to September 30, 2007, the Company replaced its existing $100 million credit facility with a new 364 day $250 million credit facility with a group of banks which also provides credit availability for the Letter of Credit, for additional letters of credit, and for a revolving credit line. The Company used this new credit facility to fund its $84 million portion of the $140 million purchase price of Mississippi Hub LLC.
The Company expects to fund near-term construction at Bay Gas through the continued draw down of funds from the Bonds, the new credit facility, internal cash generation, and minority partner contributions. Mississippi Hub LLC near term construction will be funded from the new credit facility and minority partner contributions. Longer term capital expenditures for both Bay Gas and Mississippi Hub LLC will be funded through the issuance of long-term debt and equity.
The table below summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2007:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal Years
Type of Contractual	Year	Year	Year	Year	Year	2013 and
Obligations (in thousands):	2008	2009	2010	2011	2012	thereafter
Long-Term Debt	$5,900	$6,054	$5,653	$5,955	$6,307	$96,492
Interest Payments (1)	7,894	7,408	6,912	6,440	5,942	65,504
Estimated Future Minimum Payments for Bay Gas Service Fees	638	638	638	638	638	31,950
Construction Contracts for Bay Gas’ 3rd and 4th Cavern Development	9,760
Implementation of CIS Software	2,620
Gas Supply Contracts	19,074	1,141	1,141	815

Total	$45,886	$15,241	$14,344	$13,848	$12,887	$193,946

(1)	Amounts include estimated interest payments on $55 million Industrial Revenue Bonds and are based on the effective rate as of September 30, 2007 of 3.93%.
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

Derivatives. Midstream is engaged in energy marketing and risk management activities and is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments to reduce the exposure to the risk of changes in the price of natural gas. Derivative instruments utilized in connection with these activities and services are accounted for under the fair value basis of accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended.
Under SFAS 133, entities are required to record derivative instruments at fair value. The fair value of derivative instruments is determined through a combination of prices actively quoted on national exchanges, prices provided by other external sources and prices based on models and other valuation methods. Changes in the valuation of financial derivatives primarily result from changes in market prices, the valuation of the portfolio of contracts, maturity and settlement of these contracts and newly originated transactions, each of which directly affect the estimated fair value of derivatives. Management believes the market prices and models used to value these derivatives represent the best information available with respect to closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts.
Market value changes result in a change in the fair value of derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then the changes in fair value of the derivative are accounted for in earnings as they occur. Commodity price volatility may have a significant impact on the gain or loss in any given period.
To minimize the risk from fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. Under certain conditions, these derivative instruments are designated as a hedge against exposure to changes in cash flows. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and is subsequently reclassified to earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is reported in earnings in the period the ineffectiveness occurs.
Mobile Gas enters into purchase agreements that would otherwise be required to follow derivative accounting treatment except that they qualify for normal purchase and normal sales under SFAS 133 and therefore, upon election, are exempt from fair value accounting treatment.
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
Asset Retirement Obligation. The Company records the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred. Subsequent to initial measurement, liabilities are required to be accreted to their present value each period and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, the Company will settle the obligation for its recorded amount and recognize the resulting gain or loss. Bay Gas has certain removal obligations to cap the wells to its storage caverns and to purge and cap transmission lines upon abandonment. Mobile Gas has certain removal cost obligations related to its gas distribution assets and a conditional asset retirement obligation to purge and cap its distribution and transmission lines upon abandonment. The estimate of future restoration and removal costs includes numerous assumptions and uncertainties, including but not limited to, inflation factors, discount rates, timing of settlement, and changes in contractual, regulatory, political, environmental, safety and public relations considerations.
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
At September 30, 2007, the discount rates used for pension and postretirement purposes were 6.25% and 6.25%, respectively. A hypothetical 25 basis point decrease in the annual discount rate would increase pension and postretirement benefit expense by $108,000 and $4,000, respectively. At September 30, 2007, the expected rates of return on assets for actuarial purposes were 8.25% and 7.75% for pension and postretirement benefits, respectively. A hypothetical 25 basis point decrease in the expected rate of return on assets would increase pension and postretirement expense by $95,000 and $11,000, respectively. At September 30, 2007, the rate of compensation increase used for actuarial purposes was 3.75%. A hypothetical 25 basis point increase in the expected rate of future compensation increases would increase pension expense by $39,000.
Forward-Looking Statements
Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; changes in historical patterns of consumption by temperature-sensitive customers; the availability of other natural gas storage capacity; failures or delays in completing planned Bay Gas cavern development; disruption or interruption of pipelines serving the Bay Gas storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; market risks affecting risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; ability to continue to access the capital markets; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company’s ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, allowed rates of return and purchased gas adjustment provisions; general economic conditions, specific conditions in the Company’s service area, and the Company’s dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Risk Control Policy and Oversight
The scope of risk management, marketing and trading operations are controlled and monitored through a comprehensive set of policies and procedures by the Risk Oversight Committee (ROC). The ROC consists of members of senior management who oversee all activities related to commodity price and credit risk management, and marketing and trading activities. The ROC also monitors risk metrics including value-at-risk and mark-to-market losses. The ROC reports to the Audit Committee of the Board of Directors which has oversight responsibilities for the risk control limits and policies.
Commodity Price Risk
Distribution. Mobile Gas is exposed to load loss risks associated with significant increases in commodity prices of natural gas. Mobile Gas mitigates the price risk associated with purchases of natural gas by using a combination of natural gas storage services, fixed price contracts and spot market purchases. As part of Mobile Gas’ gas supply strategy, it has adopted a policy under which management is authorized to commit to future gas purchases at fixed prices up to a specified percentage of the normalized degree-day usage for any corresponding month as outlined within the policy. All commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal purchases and Normal sales, of SFAS 133, as amended by SFAS No. 149. Thus, the commitments for future purchases of natural gas at fixed prices are deemed to be purchases in the normal course of business and are not subject to derivative accounting treatment.
At September 30, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” above, the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
Midstream. During the fourth quarter of fiscal 2007, Midstream began limited activity in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments, such as forward contracts, futures contracts and swaps, to reduce the exposure to the risk of changes in the price of natural gas. The fair value of these derivative financial instruments reflects the estimated amounts that Midstream would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. The fair value of derivative instruments is determined through a combination of prices actively quoted on national exchanges, prices provided by other external sources and prices based on models and other valuation methods. The following table shows the components of change in fair value of derivative instruments utilized in Midstream’s energy marketing and risk management assets and liabilities during fiscal 2007.

September 30,	2007
Net fair value of new contracts entered into during the period	$1,627
Contracts realized or otherwise settled during the period	(1,674)
Other changes in fair value	(35)

Net fair value of contracts outstanding at September 30, 2007	$(82)

Substantially all of Midstream’s derivative contracts at September 30, 2007 are expected to be recognized in net income within fiscal 2008.
EnergySouth measures the market risk associated with Midstream’s trading portfolios using a Value-at-Risk (VaR) methodology. VaR is a common risk metric used in the industry that measures the expected maximum loss in the portfolio over a specified time horizon. Midstream uses a one-day holding period and a 95% confidence interval in its VaR determination.
Midstream’s trading activities commenced on July 1, 2007. Through September 30, 2007 the potential impact on future earnings, as measured by the VaR, was minimal. The following table details the average, high and low VaR for the period indicated.

July 1, 2007
through
VaR(in thousands)	September 30, 2007
Average	$46
High	213
Low	6

Midstream’s open exposure is managed based on established policies that limit market risk, requiring daily reporting of potential commodity price exposure to senior management and the ROC. Midstream’s philosophy is to protect against commodity price risk by hedging with financial instruments to keep open exposure to a minimum, permitting Midstream to operate within relatively low VaR limits.
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
Based on our evaluation, Management concluded that EnergySouth, Inc.’s internal control over financial reporting was effective as of September 30, 2007. Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements of EnergySouth, Inc. included in this report, have issued an attestation report on the effectiveness of internal control over financial reporting as of September 30, 2007 as stated in their report which appears herein.
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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama
We have audited the internal control over financial reporting of EnergySouth, Inc. and subsidiaries (the “Company”) as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007 of the Company and our report dated December 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
Atlanta, Georgia
December 13, 2007
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information under the captions “Election of Directors” and “Nominees for Directorships” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

For information with respect to officers, including executive officers, of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report.
Information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Ethics Code”) that applies to the Company’s directors, officers, and employees, including its President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and its Controller. The Company has posted the Ethics Code on its internet website at www.energysouth.com.
Audit Committee Financial Expert
The Board of Directors of the Company has determined that S. Felton Mitchell, Jr., who currently serves as the Chairman of the Audit Committee of the Company’s Board of Directors, is an audit committee financial expert. Mr. Mitchell is independent as defined in the listing standards of the National Association of Securities Dealers.
Item 11. Executive Compensation.
Information under the captions “Executive Compensation,” “2007 Summary Compensation Table,” “2007 Grants of Plan-Based Awards,” “2007 Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year-End 2007,” “2007 Pension Benefits,” “2007 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change In Control,” and “Other Director and Executive Officer Information” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
There were no transactions required to be disclosed pursuant to this item. Information under the caption “Related Person Transaction Approval Policy” and under the heading “Corporate Governance” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information under the Caption “Relationship With Independent Public Accountants” contained in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a),	(c)	Financial Statements and Financial Statement Schedules

See “EnergySouth, Inc. and Subsidiaries Index to Financial Statements and Schedules” at page F-1, which follows Part IV hereof.

(3)		Exhibits — See Exhibit Index on pages E-1 through E-5.

(b)		Exhibits filed with this report are attached hereto.

Signatures
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ENERGYSOUTH, INC.
Registrant

December 7, 2007	By:	/s/ Charles P. Huffman Charles P. Huffman, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Hope, III John C. Hope, III	Director, Chairman	December 7, 2007

/s/ C. S. Liollio C. S. Liollio	Director, President and Chief Executive Officer (Principal Executive Officer)	December 7, 2007

/s/ Charles P. Huffman Charles P. Huffman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2007

Signatures (Continued)

Signature	Title	Date

/s/ Walter A. Bell Walter A. Bell	Director	December 7, 2007

/s/ Judy A. Marston Judy A. Marston	Director	December 7, 2007

/s/ Harris V. Morrissette Harris V. Morrissette	Director	December 7, 2007

/s/ S. Felton Mitchell S. Felton Mitchell	Director	December 7, 2007

/s/ Robert H. Rouse Robert H. Rouse	Director	December 7, 2007

/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	December 7, 2007

/s/ J. D. Woodward J. D. Woodward	Director	December 7, 2007

ENERGYSOUTH, INC.
AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts and Reserves, Years Ended September 30, 2007, 2006 and 2005	S-1
Schedules other than that referred to above are omitted and are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EnergySouth, Inc.
Mobile, Alabama
We have audited the accompanying consolidated balance sheets of EnergySouth, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007.  Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EnergySouth, Inc. and subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Atlanta, Georgia
December 13, 2007

CONSOLIDATED STATEMENTS OF INCOME
EnergySouth, Inc.

Years Ended September 30, (in thousands, except per share data)	2007	2006	2005

Operating Revenues
Gas Revenues	$130,738	$130,686	$119,987
Merchandise Sales	3,240	4,046	3,263
Other	1,055	1,135	1,356

Total Operating Revenues	135,033	135,867	124,606

Operating Expenses
Cost of Gas	49,173	57,252	47,166
Cost of Merchandise	2,684	3,150	2,765
Operations and Maintenance	31,269	26,025	25,314
Depreciation	11,017	10,603	10,122
Taxes, Other Than Income Taxes	9,092	9,353	8,655

Total Operating Expenses	103,235	106,383	94,022

Operating Income	31,798	29,484	30,584

Other Income and (Expense)
Interest Expense	(7,373)	(6,812)	(7,283)
Capitalized Interest	2,292	1,011	210
Interest Income	301	168	259
Minority Interest	(1,322)	(1,113)	(938)

Total Other Income (Expense)	(6,102)	(6,746)	(7,752)

Income Before Income Taxes	25,696	22,738	22,832
Income Taxes	9,663	8,702	8,991

Net Income	$16,033	$14,036	$13,841

Earnings Per Share

Basic	$2.01	$1.77	$1.76
Diluted	$1.99	$1.76	$1.74

Average Common Shares Outstanding

Basic	7,972	7,924	7,854
Diluted	8,059	7,978	7,950

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
EnergySouth, Inc.

September 30, (in thousands):	2007	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$336	$1,272
Restricted Cash	47,995	1,742
Cash Held on Deposit in Margin Account	999
Receivables
Gas	10,106	5,454
Unbilled Revenue	1,499	1,492
Merchandise	1,926	2,013
Other	780	1,522
Allowance for Doubtful Accounts	(1,047)	(1,074)
Materials, Supplies, and Merchandise (At Average Cost)	1,376	1,523
Gas Stored Underground For Current Use (At Average Cost)	8,069	6,612
Regulatory Assets	5,015	2,083
Deferred Income Taxes		433
Prepaid Taxes	2,088	2,609
Prepayments	3,320	2,265
Other	333

Total Current Assets	82,795	27,946

Property, Plant, and Equipment	311,249	295,503
Less: Accumulated Depreciation and Amortization	94,025	85,848

Property, Plant, and Equipment — Net	217,224	209,655
Construction Work in Progress	53,287	18,915

Total Property, Plant, and Equipment	270,511	228,570

Other Assets
Prepaid Pension Cost	11,827	819
Prepaid Postretirement Benefit	1,587	578
Deferred Charges	1,093	286
Prepayments	1,568	1,233
Regulatory Assets	27	193
Merchandise Receivables Due After One Year	3,038	3,055

Total Other Assets	19,140	6,164

Total	$372,446	$262,680

See Accompanying Notes to Consolidated Financial Statements

September 30, (in thousands, except share data):	2007	2006

LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,900	$5,619
Notes Payable	12,300	5,300
Accounts Payable	30,835	7,355
Dividends Declared	2,010	1,828
Customer Deposits	1,139	1,170
Taxes Accrued	3,752	2,987
Interest Accrued	1,031	900
Regulatory Liabilities	6,017	5,980
Deferred Income Taxes	741
Other	1,456	1,149

Total Current Liabilities	65,181	32,288

Other Liabilities
Deferred Income Taxes	28,748	25,235
Deferred Investment Tax Credits	196	216
Regulatory Liabilities	21,892	9,496
Asset Retirement Obligations	6,188	5,818
Other	1,566	1,382

Total Other Liabilities	58,590	42,147

	123,771	74,435

Capitalization
Stockholders’ Equity Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding 2007 - 7,986,000 Shares; 2006 - 7,947,000 Shares)	80	79
Capital in Excess of Par Value	30,852	29,092
Retained Earnings	90,298	81,919
Accumulated Other Comprehensive Income (Loss), net of tax	22
Grantor Trust, at cost	(1,362)	(1,733)
Deferred Compensation Liability	1,362	1,733

Total Stockholders’ Equity	121,252	111,090
Minority Interest	6,962	5,794
Long-Term Debt	120,461	71,361

Total Capitalization	248,675	188,245

Total	$372,446	$262,680

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
EnergySouth, Inc.

					Accumulated
	Common Stock		Capital in		Other
	Number of	Par	Excess of	Retained	Comprehensive	Grantor	Deferred
(In thousands, except per share data)	Shares	Value	Par Value	Earnings	Income (Loss)	Trust	Compensation	Total

Balance at September 30, 2004	7,827	$78	$26,162	$67,625		$(1,355)	$1,355	$93,865
Net Income				13,841				13,841
Dividend Reinvestment Plan	14		396					396
Stock Options Exercised Including Income Tax Benefits	49	1	680					681
Shares issued to Grantor Trust to fund Deferred Compensation Liability	8		219			(219)	219	219
Distributions from Grantor Trust						35	(35)
Cash Dividends — $0.83 per share				(6,514)				(6,514)

Balance at September 30, 2005	7,898	79	27,457	74,952		(1,539)	1,539	102,488
Net Income				14,036				14,036
Dividend Reinvestment Plan	12		348					348
Stock Options Exercised Including Income Tax Benefits	29		660					660
Stock Based Compensation Expense			407					407
Shares issued to Grantor Trust to fund Deferred Compensation Liability	8		220			(220)	220	220
Distributions from Grantor Trust						26	(26)
Cash Dividends — $0.89 per share				(7,069)				(7,069)

Balance at September 30, 2006	7,947	79	29,092	81,919		(1,733)	1,733	111,090
Net Income				16,033				16,033
Other Comprehensive Income (Loss):
Current Period Change in Fair Value of Derivative Instruments, Net of Tax of ($13)					$22			22

Comprehensive Income (Loss)								16,055

Dividend Reinvestment Plan	8		337					337
Stock Options Exercised Including Income Tax Benefits	27	1	740					741
Stock Based Compensation Expense			519					519
Shares issued to Grantor Trust to fund Deferred Compensation Liability	4		164			(164)	164	164
Distributions from Grantor Trust						535	(535)
Cash Dividends — $0.96 per share				(7,654)				(7,654)

Balance at September 30, 2007	7,986	$80	$30,852	$90,298	$22	$(1,362)	$1,362	$121,252

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
EnergySouth, Inc.

Years Ended September 30, (in thousands)	2007	2006	2005

Cash Flows from Operating Activities
Net Income	$16,033	$14,036	$13,841
Depreciation and Amortization	11,318	10,922	10,454
Provision for Losses on Receivables	985	991	869
Provision for Losses on Inventory	19	(53)	20
Provision for Deferred Income Taxes	4,648	5,941	(2,104)
Minority Interest	1,322	1,113	938
Stock-Based Employee Compensation Expense	519	407
Changes in Operating Assets and Liabilities:
Cash Held in Margin Account	(999)
Receivables	(5,167)	1,821	(2,273)
Inventory	(1,326)	(1,084)	(1,203)
Payables	22,058	741	478
Taxes Payable	1,287	(5,659)	3,724
Deferred Purchased Gas Adjustment	(2,820)	(3,295)	4,648
Other	(2,092)	(951)	1,395

Net Cash Provided by Operating Activities	45,785	24,930	30,787

Cash Flows from Investing Activities
Capital Expenditures	(50,116)	(24,378)	(16,428)
Changes in Restricted Cash	(46,253)	(132)	(208)

Net Cash Used In Investing Activities	(96,369)	(24,510)	(16,636)

Cash Flows from Financing Activities
Repayment of Long-Term Debt	(5,619)	(5,812)	(8,148)
Proceeds from Issuance of Long-Term Debt	55,000
Changes in Short-term Borrowings	7,000	5,300
Payment of Dividends	(7,654)	(7,069)	(6,514)
Dividend Reinvestment	337	348	396
Exercise of Stock Options	550	530	581
Excess Tax Benefits from Share Based Payments	190	130
Partnership Distributions	(156)	(627)	(401)

Net Cash Used In Financing Activities	49,648	(7,200)	(14,086)

Net Increase (Decrease) in Cash and Cash Equivalents	(936)	(6,780)	65

Cash and Cash Equivalents at Beginning of Year	1,272	8,052	7,987

Cash and Cash Equivalents at End of Year	$336	$1,272	$8,052

Cash Paid During the Year for:
Interest	$7,067	$6,778	$7,351

Income Taxes	$3,724	$8,596	$7,300

Noncash Transactions from Investing and Financing Activities:
Accruals for Capital Expenditures	$3,384	$1,649	$1,198

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
The Company’s natural gas midstream segment recognizes revenues when services are provided in accordance with contractual agreements for storage and transportation services. The agreements include fees for monthly storage of natural gas, fees for the injection and withdrawal of natural gas, and transportation of natural gas through Bay Gas’ system.
Revenues and costs from Midstream’s energy marketing, trading and risk management activities are presented on a net basis in Gas Revenues in the Consolidated Statements of Income.
Derivatives and Risk Management Activities
During the fourth quarter of fiscal 2007, Midstream became actively engaged in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments to reduce the exposure to the risk of changes in the price of natural gas. The use of these instruments is subject to the Company’s risk management policies, which are monitored for compliance daily. Derivative instruments utilized in connection with these activities and services are accounted for under the fair value basis of accounting in accordance with SFAS 133.
Under SFAS 133, entities are required to record derivative instruments at fair value. Changes in the valuation of financial derivatives primarily result from changes in market prices, the valuation of the contracts, maturity and settlement of these contracts and newly originated transactions, each of which directly affect the estimated fair value of derivatives. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then the changes in fair value of the derivative are accounted for in earnings as they occur.
To minimize the risk of fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. Under certain conditions, these derivative instruments are designated as a hedge of exposure to changes in cash flows. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and is subsequently reclassified to earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is reported in earnings in the period the ineffectiveness occurs.
In accordance with SFAS 133, the relationship between hedging instruments and hedged items are formally documented, as well as the risk management objectives, strategies for undertaking hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness. The forecasted transaction that has been designated as the hedged item is specifically identified and the effectiveness of the hedging relationship is assessed at the inception of the hedge and on an ongoing basis.
Midstream recognizes the change in value of derivative instruments as an unrealized gain or loss in revenues in the period when the market value of the instrument changes, unless designated as a hedge. Commodity price volatility may have a significant impact on the gain or loss in any given period.
Property, Plant, and Equipment
Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $5,063,000 and $5,415,000 at September 30, 2007 and 2006. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired and are recovered through rates approved by the APSC.
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
Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided over the estimated useful lives of utility property at rates approved by the APSC. For the years ended September 30, 2007, 2006, and 2005 approved depreciation rates averaged approximately 4.1% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash includes funds that the Company has transferred to its transfer agent for disbursement of dividends to be paid to shareholders on October 1. Cash restricted for the payment of dividends at September 30, 2007, 2006, and 2005 amounted to $1,911,000, $1,742,000 and $1,610,000, respectively. At September 30, 2007, restricted cash also included $46,084,000 from the $55,000,000 Bonds loaned to Bay Gas. These funds are held in trust for the financing of Bay Gas’ storage facilities construction. See Liquidity and Capital Resources above.
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
EnergySouth, Inc.

In Thousands	2007	2006	2005

Weighted Average Common Shares	7,972	7,924	7,854

Effect of Dilutive Securities:
Options to Purchase Common Stock	87	54	96

Diluted Average Common Shares	8,059	7,978	7,950

Stock option awards to purchase approximately 158,000, 146,000 and 76,000 shares as of September 30, 2007, 2006, and 2005, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidulitive during these periods.

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
The significant regulatory assets and liabilities as of September 30, are (in thousands):

	2007		2006
	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchased Gas Adjustment	$4,736		$1,916
ESR Fund	167		167	$167
Weather Normalization Adjustment	112
Asset Retirement Cost		$27		26

Regulatory Assets	$5,015	$27	$2,083	$193

Liabilities

ESR Fund	$1,000		$1,000
Contract Buyout	2,188		1,866
Deferred Investment Tax Credit	15	$90	15	$106
Gross Receipt Tax Collections	2,468		2,903
Accrued Dismantling Costs		9,818		9,390
Over-funded Pension and Postretirement Benefit Plans		11,984
Other	346		196

Regulatory Liabilities	$6,017	$21,892	$5,980	$9,496

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
EnergySouth, Inc.

(In thousands, except per share data)	2005

Net Income, as reported	$13,841
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	202

Pro forma net income	$13,639

Earnings per share

Basic — as reported	$1.76
Basic — pro forma	$1.74

Diluted — as reported	$1.74
Diluted — pro forma	$1.72

Effective October 1, 2005, the Company adopted SFAS 123R “Share Based Payment”. See Note 7 to the consolidated financial statements for full disclosure relating to stock based compensation.
New Accounting Standards
In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 is effective for the Company beginning October 1, 2007. The Company does not expect FIN 48 to have a significant impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and established a fair value hierarchy that prioritized the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy and is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of this statement.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. SFAS 159 is effective for the Company beginning October 1, 2008. The Company is currently evaluating the impact of this statement.

On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt FSP FIN 39-1 on October 1, 2008. The Company is currently evaluating the potential effect of FSP FIN 39-1 on its statements of financial position.
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
RSE is a ratemaking methodology also used by the APSC to regulate certain other public Alabama energy utilities. A rate adjustment designed to increase Mobile Gas’ annual gas revenues by approximately $4.2 million was implemented December 1, 2006. Previous rate adjustments were implemented under the RSE tariff which were designed to decrease annual gas revenues by approximately $303,000 effective December 1, 2005 and to increase annual gas revenues by approximately $1.7 million effective December 1, 2004. The December 1, 2005 rate decrease was due primarily to the return of approximately $1,350,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2006. Mobile Gas’ rates, as established under RSE, allow a return on average equity within a range of 13.35% to 13.85% for the period. Mobile Gas is allowed to earn a return on all of its assets with no exclusions. Increases are allowed only once each fiscal year, effective December 1, and cannot exceed four percent of prior-year revenues. Under RSE, the APSC conducts reviews using fiscal year-to-date performance through January, April, and July plus Mobile Gas’ budget projections to determine whether Mobile Gas’ return on equity is expected to be within the allowed range at the end of the fiscal year. No such adjustments were required for fiscal 2006 or through the July 2005 test periods. Mobile Gas’ financial results for fiscal year 2005 did, however, result in a return on equity above the allowed range. As a result, adjustments of $433,000 were made to fiscal year 2005 pre-tax earnings such that the return on equity, as calculated for RSE purposes, equaled 13.6%, the midpoint of the allowed range, and a regulatory liability was recorded which reflected the amount owed to customers. Reductions in rates were made in fiscal year 2006 which resulted in $433,000 being fully refunded to customers by the end of the fiscal year.
RSE limits the amount of Mobile Gas’ equity upon which a return is permitted to 60 percent of its total capitalization and provides for certain cost control measures designed to monitor Mobile Gas’ operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if a change in Mobile Gas’ O&M expense per customer falls within 1.5 percentage points above or below the change in the Consumer Price Index for All Urban Customers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expenses per customer was within the index range for the rate years ended September 30, 2007 and 2006; therefore, no adjustments were required. The increase in O&M expenses per customer was below the index range for the fiscal year ended September 30, 2005. Under RSE, Mobile Gas could recover one-half the difference, $298,000, through a rate increase effective December 1, 2005; however, the APSC approved a waiver of this RSE requirement and instead will allow this amount to be used to offset any potential required returns to customers should O&M expense per customer exceed the index range in future years.
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at September 30, 2007 is included in the balance sheet of the Consolidated Financial Statements as part of Regulatory Liabilities.
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
Through Midstream and Bay Gas, the Company provides underground storage of natural gas and transportation services. The APSC regulates intrastate storage operations through a contract approval process. Interstate gas storage contracts do not require APSC approval since the Federal Energy Regulatory Commission (FERC), which has jurisdiction over such contracts, allows them to have market-based rates. The FERC has granted authority to Bay Gas to provide transportation-only services to interstate shippers and has approved rates for such services.

3. PROPERTY, PLANT, AND EQUIPMENT
The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

	2007	2006

Distribution Plant	$170,366	$164,264
General Plant	26,301	25,048
Storage Plant	81,073	73,195
Transmission Plant	24,527	23,869
Acquisition Adjustment	8,982	9,127

Total Property, Plant, and Equipment	$311,249	$295,503

4. ASSET RETIREMENT OBLIGATIONS
As of September 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that if a legal obligation to perform an asset retirement activity exists but performance is conditional upon a future event, the liability is required to be recognized in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.” Mobile Gas is required, pursuant to Federal and local regulations, to retire its distribution mains and service lines, although the timing of such retirements is uncertain. At September 30, 2007 and 2006, asset retirement obligations have been recorded in the amount of $6,188,000 and $5,818,000, respectively. The cumulative effect of the accretion of the liability and depreciation of the asset is recorded as a regulatory asset, pursuant to SFAS 71, and reduces the regulatory liability for asset dismantling costs as the Company recovers the cost of removing regulated assets through its depreciation rates.

5. NOTES PAYABLE AND LONG-TERM DEBT
Long-term debt consists of the following at September 30, (in thousands):

	2007	2006

Mobile Gas Service Corporation
First Mortgage Bonds
8.75% Series, due July 1, 2022	$9,480	$10,110
7.48% Series, due July 1, 2022	7,800	9,000
6.90% Series, due August 20, 2017	9,219	9,846
9% Note, due May 13, 2013	2,006	2,250
Bay Gas Storage Company, Ltd.
8.45% Guaranteed Senior Secured Notes,
due December 1, 2017	42,856	45,774
Industrial Development Revenue Bonds, due August 15, 2037,
Variable rate - 3.93% at September 30, 2007	55,000

Total	126,361	76,980
Less Amounts Due Within One Year	5,900	5,619

Long-Term Debt	$120,461	$71,361

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 2007 are as follows: 2008 — $5,900,000; 2009 — $6,054,000; 2010 - $5,653,000; 2011 — $5,955,000 and 2012 — $6,307,000. The Company’s long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. None of these requirements and restrictions are presently expected to have a significant impact on the Company’s ability to pay dividends in the future. Substantially all of the property of Mobile Gas is pledged as collateral for its long-term debt, and Bay Gas’ material contracts have been pledged as collateral for its long-term debt.
In August 2007, the Industrial Development Authority of Washington County, Alabama issued $55 million in Industrial Development Revenue Bonds (the Bonds) due August 15, 2037, and loaned these funds to Bay Gas for financing of storage facilities construction. The Bonds bear interest at a variable rate that is priced weekly. The weighted average interest rate during fiscal 2007 was 3.83%. In connection with the Bond issuance, Bay Gas caused a $55 million letter of credit (the Letter of Credit) to be issued to secure payment of the Bonds. At September 30, 2007, the Company has a $100 million credit facility (the Credit Agreement) which provides credit availability for the Letter of Credit, for additional letters of credit, and for a revolving credit line. The Credit Agreement bears interest at a base rate, or the LIBOR rate plus 0.50% to 1.25%, based on the Company’s ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as determined on a quarterly basis (the Leverage Ratio). The Letter of Credit bears a fee of 0.45% to 1.20% based on the Leverage Ratio. The Company pays a commitment fee that ranges from 0.125% to 0.250% depending upon the Company’s Leverage Ratio applied to the daily unused commitment. The Company does not have any compensating balances with banks. Unused committed line of credit at September 30, 2007 was $32.2 million. The weighted average interest rate on short-term borrowings at September 30, 2007 was 6.7%.
Borrowings under the Credit Agreement may be made as needed provided that the Company is in compliance with certain covenants in the Credit Agreement and all other loan agreements. The Company is currently in compliance with all such covenants.
Subsequent to September 30, 2007, the Company replaced its existing $100 million credit facility with a new 364 day $250 million credit facility with a group of banks which also provides credit availability for the Letter of Credit, for additional letters of credit, and for a revolving credit line.

6. INCOME TAXES
The components of income tax expense are as follows for the years ended September 30, (in thousands):

	2007	2006	2005

Current
Federal	$4,467	$2,385	$9,983
State	597	307	1,162

Total Current Taxes	5,064	2,692	11,145

Deferred
Federal	4,099	5,342	(1,985)
State	526	694	(143)

Total Deferred Taxes	4,625	6,036	(2,128)

Deferred investment tax credit amortization	(26)	(26)	(26)

Total Income Tax Expense	$9,663	$8,702	$8,991

A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):

	2007	2006	2005

Income Tax Expense at Federal
Statutory Rate	$8,994	$7,959	$7,991
State Income Taxes	737	671	729
Other — Net	(68)	72	271

Total Income Tax Expense	$9,663	$8,702	$8,991

Effective Tax Rate	37.6%	38.3%	39.4%

The significant components of the Company’s net deferred tax liability as of September 30, are (in thousands):

	2007	2006

Deferred Tax Liabilities
Differences Between Book and Tax Basis of Property	$31,272	$27,941
Post Retirement Benefits	307	316
Prepaid Insurance	274	259
Purchased Gas Adjustment	1,791	725
Pension	301	312
Other	84	72

Total Deferred Tax Liabilities	34,029	29,625

Deferred Tax Assets
Gross Receipts Taxes	738	889
Regulatory Liabilities	1,184	1,516
Bad Debts	567	538
Accrued Vacation	244	233
Uniform Capitalization	246	222
Deferred Payments	982	1,086
Stock Option Expense	325	121
Other	254	218

Total Deferred Tax Assets	4,540	4,823

Net Deferred Tax Liability	$29,489	$24,802

7. STOCK BASED COMPENSATION AND CAPITAL STOCK
The Stock Option Plan of EnergySouth, Inc. (Plan), as approved by the shareholders, provides for the granting of incentive stock options and non-qualified stock options to key employees. Under the Plan, an aggregate of 525,000 shares of the Company’s authorized but unissued Common Stock, have been reserved for issuance. Options are granted at an option price which represents the market price on the date the grant is approved by the Board of Directors in accordance with the terms of the Plan. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date.
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant date fair value of those awards. Total stock based compensation expense for stock option grants recognized during fiscal years 2007 and 2006 was $519,000 and $407,000, respectively. The income tax benefit recognized in the income statement for these stock options during fiscal year 2007 and 2006 was approximately $195,000 and $155,000, respectively. The impact of stock option expense was to reduce net income by $324,000 and $252,000 for fiscal year 2007 and 2006, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.04 per share for fiscal year 2007 and $0.03 per share for fiscal year 2006.
The Company entered into an agreement with John S. Davis, former President and Chief Executive Officer, to aid in the transition of his retirement on June 30, 2007. As part of that agreement, effective July 1, 2007, all options previously granted to Mr. Davis that were then unvested immediately became vested. Accelerated compensation expense of approximately $45,000 was recognized in the fourth quarter of fiscal 2006 and approximately $135,000 was recognized in fiscal 2007 due to the vesting modification of the outstanding options.

The Company granted stock options during fiscal year 2007, 2006, and 2005. In calculating the impact for options granted during the current reporting period and in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. The weighted average fair value of options granted was $7.58, $5.49, and $5.20 per option during 2007, 2006, and 2005, respectively.
Weighted average assumptions used in the pricing model for the years ended September 30, are:

	2007	2006	2005

Risk Free Interest Rate	4.69%	4.48%	3.90%
Expected Life	6 years	6 years	6 years
Stock Price Volatility	16.67%	17.43%	20.96%
Dividend Yield	2.51%	2.80%	3.13%
Transactions under the Plan are summarized below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2004	275,900	17.308	6.95 years	$2,743

Granted	75,750	28.365
Exercised	(49,286)	11.789
Forfeited	(2,775)	20.872

Outstanding at September 30, 2005	299,589	20.979	7.44 years	$1,981

Granted	73,950	30.445
Exercised	(29,052)	18.268
Forfeited	(12,150)	25.727

Outstanding at September 30, 2006	332,337	$23.148	6.82 years	$3,523

Granted	159,700	$39.953
Exercised	(26,912)	$20.437
Forfeited	(24,025)	$28.861

Outstanding at September 30, 2007*	441,100	$29.087	7.438 years	$9,410

Exercisable at September 30, 2005	122,627	$16.161	5.88 years	$1,380
Exercisable at September 30, 2006	158,851	$18.434	5.97 years	$2,433
Exercisable at September 30, 2007	226,076	$21.527	5.71 years	$6,532

Remaining reserved for grant at September 30, 2007	113,000

*	Includes 67,249 shares outstanding under the 1992 Amended and Restated Stock Option Plan.
Outstanding stock option shares granted plus remaining shares reserved for grant equal 7% of current common shares outstanding at September 30, 2007.

The total intrinsic value of options exercised during 2007, 2006, and 2005 was approximately $564,000, $369,000, and $750,000, respectively. The fair value of options that vested during 2007, 2006, and 2005 was approximately $540,000, $327,000, and $274,000, respectively.
At September 30, 2007and 2006, there was approximately $1,185,000 and $694,000, respectively, of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 3.11 years and 2.11 years, respectively.
During 2007, 2006, and 2005 cash received from options exercised was $550,000, $530,000, and $581,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $190,000, $130,000, and $99,000, respectively.
At September 30, 2007, 255,000 shares of the Company’s authorized but unissued Common Stock were reserved for issuance under the Company’s Dividend Reinvestment and Stock Purchase Plan.
The Company maintains The Second Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (the Plan) which is a nonqualified deferred compensation plan available to each director of the Company who is not an employee of the Company. Under the Plan, the Company provides each such director with the opportunity to defer receipt of fees to be paid to such director as a member of the Board of Directors of the Company. A director who enrolls in the Plan may elect to have the deferred compensation credited in the form of phantom stock and any payments from the Plan to satisfy the deferred compensation obligations of such director will be made in shares of common stock. On April 1, 2004, the Company established a non-qualified grantor trust (the Trust) to assist in meeting obligations under the Plan which are funded through the issuance of Company stock. The assets held in the Trust are intended to be used to pay benefits payable under the Plan, but are subject to, among other things, the claims of general creditors of the Company. At September 30, 2007, approximately 78,000 shares had been issued to the Trust. There are 12,000 shares of the Company’s authorized but unissued Common Stock that are reserved for issuance to fund the deferred compensation obligations under the Plan.
8. RETIREMENT PLANS AND OTHER BENEFITS
As of September 30, 2007, the Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158). This standard retains the previous periodic expense calculation on an actuarial basis under the provisions of SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In addition, SFAS 158 requires an employer to recognize the net funded status of defined benefit pensions and other postretirement benefit plans as an asset or liability in its statements of financial position. The Company established a regulatory liability for the obligation to be provided through rates in the future in accordance with SFAS 71. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statements of financial position effective for fiscal years ending after December 15, 2008. The Company uses a September 30 measurement date.

The following table summarized the effect of required changes to the Company’s financial statements as of September 30, 2007 prior and subsequent to the adoption of SFAS 158:

	Prior to		Subsequent
	SFAS 158	SFAS 158	to SFAS 158
(in thousands)	Adoption	Adjustment	Adoption

Prepaid Pension Costs	$785	$11,042	$11,827
Prepaid Postretirement Benefits	645	942	1,587
Regulatory Liabilities		(11,984)	(11,984)
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
The Company has also provided certain life insurance benefits for retired employees. Effective August 1, 2006, the Company discontinued this life insurance benefit. In lieu of providing this coverage, the Company made a one-time payment to each retiree based on such retiree’s life insurance coverage and age. The Company paid an aggregate amount of $1,377,000 in such payments. The termination of the retiree life insurance as of July 31, 2006 constitutes a settlement under SFAS 106 which required that the postretirement benefit obligation be remeasured using the discount rate as calculated as of that date, which was 6.0%. This settlement resulted in a credit to expense of $1,474,000, for a net credit to expense of $97,000 after the cash payment to retirees.
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability.

The status of the plans was as follows at September 30 (in thousands):

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Change in Benefit Obligation

Benefit Obligation at Beginning of the Period	$32,736	$33,004	$3,479	$6,191
Service Cost	837	875	153	154
Interest Cost	1,914	1,838	151	282
Participant Contributions			60	62
Plan Amendments				(393)
Settlement Gains				(1,872)
Benefits Paid	(1,605)	(1,537)	(203)	(226)
Actuarial (Gain) / Loss	(1,143)	(1,444)	(877)	(719)

Benefit Obligation at the End of the Period	$32,739	$32,736	$2,763	$3,479

Change in Plan Assets

Fair Value of Assets at Beginning of the Period	$39,817	$38,427	$3,852	$3,834
Benefits Paid	(1,605)	(1,537)	(203)	(226)
Employer Contributions			4	3
Participant Contributions			60	62
Actual Return on Plan Assets	6,354	2,927	637	179

Fair Value of Plan Assets at the End of the Period	$44,566	$39,817	$4,350	$3,852

Reconciliation of Funded Status

Funded Status at End of Year	$11,827	$7,081	$1,587	$373
Unrecognized Net (Gain) Loss		(6,915)		828
Prior Service Cost Not Yet Recognized		653		(623)

Accrued Benefit Asset (Liability)		$819		$578

Amounts Included In Regulatory Liabilities

Net (Loss) Gain	$11,602		$394
Prior Service (Cost) Credit	(560)		548

Total Amounts Included in Regulatory Liaibilities	$11,042		$942

Accumulated Benefit Obligation	$29,755	$29,664

Net periodic benefit cost included the following components for the years ended September 30, (in thousands):

	Pension Benefits
Components of Net Periodic Benefit Cost	2007	2006	2005

Service Cost	$837	$875	$861
Interest Cost	1,914	1,838	1,780
Amortization of Prior Service Cost			94
Recognized Actuarial (Gain) / Loss	93	93
Expected return on Plan Assets	(2,810)	(2,687)	(2,572)

Net Periodic Benefit Cost (Income)	$34	$119	$163

	Postretirement Benefits
Components of Net Periodic Benefit Cost	2006	2006	2005

Service Cost	$153	$154	$180
Interest Cost	151	282	322
Amortization of Prior Service Cost	(76)	(76)	(44)
Recognized Actuarial (Gain) / Loss		59	65
Expected return on Plan Assets	(291)	(283)	(272)

Net Periodic Benefit Cost	$(63)	$136	$251

The expected return on plan assets for the benefit plans is derived with the assistance of investment managers and is based on the current allocation of the plan assets and their expected long-term rates of return. For the pension plan, the expected return on plan assets is applied to a market related value of plan assets equal to the market value of assets adjusted to reflect a five-year straight-line phase-in of the net investment gains and losses, both realized and unrealized. The weighted average discount rate at September 30, 2007 is developed using the estimated payouts of the respective plans and a spot interest yield curve based upon a broad group of corporate bonds rated AA or better. The weighted average rate of compensation increase is the average of the increases during the expected working lifetime years after an employee reaches the average age of all participants. Assumptions used to determine benefit obligations and periodic benefit costs are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Weighted-Average Assumptions to Determine Benefits Obligations

Discount Rate	6.25%	6.00%	6.25%	5.75%
Rate of Compensation Increase	3.75%	3.75%
Measurement Date	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Weighted-Average Assumptions to Determine Net Periodic Benefit Cost

Discount Rate	6.00%	5.75%	5.75%	5.50%/6.00%
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.25%	7.75%	7.75%
Rate of Compensation Increase	3.75%	3.75%

Assumed Health Care Cost Trend Rates at September 30

Health Care Cost Trend Rate Assumed for Next Year			9.00%	9.00%
Rate to Which the Cost Trend Rate is Assumed to Decline (the ultimate trend rate)			5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	Postretirement Benefits
One Percentage-Point Increase	2007	2006

Effect on Total of Service and Interest Components	$48	$52
Effect on Postretirement Benefit Obligations	350	414

	Postretirement Benefits
One Percentage-Point Decrease	2007	2006

Effect on Total of Service and Interest Components	$(40)	$(44)
Effect on Postretirement Benefit Obligations	(298)	(353)
The Company has a committee that oversees the investments of the pension plan. The Committee has adopted an Investment Policy with the investment objective of meeting the Plan’s benefit obligations and which employs a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets within reasonable and prudent levels of risk in order to minimize contributions. All investments are expected to satisfy the requirements of the rule of prudent investments as set forth under the Employee Retirement Income Security Act of 1974 (ERISA). The Committee has retained investment managers who invest assets in accordance with the guidelines of the Investment Policy. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily. Approved asset classes are cash and cash equivalents, fixed income, and domestic and non-U.S. equities. Target ranges for asset allocations are determined by matching the actuarial projections of the Plan’s future liabilities and benefit payments with expected long-term rates of return on the assets taking into account investment return volatility.
The Company’s pension plan and postretirement benefit plan asset allocation at September 30, 2007 and 2006 and the current target allocation range are as follows:

	Pension Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2007	2006

Equity	60%-65%	65%	65%
Fixed income	35%-40%	34%	34%
Cash and Cash Equivalents	0% to 2%	1%	1%

Total	100%	100%	100%

	Postretirement Benefits
	Current	Percentage of
	Target	Plan Assets
	Allocation	September 30,
Asset Category	Range	2007	2006

Equity	57%-67%	66%	66%
Fixed income	33%-43%	31%	31%
Cash and Cash Equivalents	as needed	3%	3%

Total	100%	100%	100%
Pension plan equity securities include the Company’s common stock of 3.7% and 3.1% of plan assets at September 30, 2007 and 2006 respectively. The postretirement benefits plan does not invest in the Company’s common stock.

The Company does not anticipate contributing to its pension plan in fiscal year 2008 but expects to contribute $4,000 to its postretirement benefit plan.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years (in thousands):

		Post-
	Pension	Retirement
Expected Benefit Payments	Benefits	Benefits	Total

Fiscal Year Ending
9/30/2008	$1,695	$175	$1,870
9/30/2009	1,709	169	1,878
9/30/2010	1,743	167	1,910
9/30/2011	1,773	193	1,966
9/30/2012	1,857	171	2,028
Next Five Years	10,333	928	11,261
The Company has formed two voluntary employees’ beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company contributed $4,500 in 2007 and $3,000 in 2006.
The Company’s eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan, both of which are 401(k) plans. The Company’s contributions to these 401(k) plans for the years ended September 30, 2007, 2006, and 2005 were $237,000, $226,000, and $223,000, respectively.
9. COMMITMENTS AND CONTINGENCIES
The Company has third-party contracts, which expire at various dates through the year 2011, for the purchase, storage and delivery of gas supplies. Mobile Gas is exposed to load loss risks associated with significant increases in commodity prices of natural gas. Mobile Gas ameliorates the price risk associated with purchases of natural gas by using a combination of natural gas storage services, fixed price contracts and spot market purchases. As part of Mobile Gas’ gas supply strategy, it has adopted a policy under which management is authorized to commit to future gas purchases at fixed prices up to a specified percentage of the normalized degree-day usage for any corresponding month as outlined within the policy. All such commitments for future gas purchases at fixed prices meet the requirements of paragraph 10.b, Normal Purchases and Normal Sales, of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149. Thus, Mobile Gas’ commitments for future purchases of natural gas at fixed prices are deemed and elected to be considered purchases in the normal course of business and are not subject to derivative accounting treatment.
At September 30, 2007, Mobile Gas had not entered into derivative instruments that did not qualify and were not designated as normal purchases under SFAS 133. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism as the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
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
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of September 30, 2007, Bay Gas had entered into contracts for compressors and other services to be performed in the development of the third storage cavern.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum
Fiscal	Supply	Implemention of	Payments for	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Commitments

2008	$19,074	$2,620	$638	$9,760	$32,092
2009	1,141		638		1,779
2010	1,141		638		1,779
2011	815		638		1,453
2012			638		638
2013 - and thereafter			31,950		31,950

Total	$22,171	$2,620	$35,140	$9,760	$69,691

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
Based on plans for the site, the Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Prior to the ADEM “Brownfield” evaluation, Mobile Gas engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Company recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.
10. ENERGY MARKETING AND RISK MANAGEMENT ACTIVITIES
During the fourth quarter of fiscal 2007, Midstream began limited activity in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments to reduce the exposure to the risk of changes in the price of natural gas. The use of these instruments is subject to the Company’s risk control policies, which are monitored for compliance daily. Derivative instruments utilized in connection with these activities and services are accounted for under the fair value basis of accounting in accordance with SFAS 133.
To minimize the risk of fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. During the fourth quarter of fiscal 2007, Midstream entered into park and loan transactions with pipelines and with Storage which allow it to park gas on or borrow gas from the pipeline or storage facility in one period and reclaim gas from or repay gas to the pipeline in a subsequent period. Midstream entered into forward NYMEX contracts to hedge its inventory that is parked. At September 30, 2007, these derivative transactions are designated as cash flow hedges under SFAS 133. Derivative gains or losses arising from cash flow hedges are recorded in Other Comprehensive Income (OCI) and are reclassified into earnings in the same period the underlying hedged item is reflected in the income statement. As of September 30, 2007, the ending balance in OCI for derivative transactions designated as cash flow hedges under SFAS 133 was a gain of $22,000, net of taxes. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is recorded into earnings in the period in which it occurs. As of September 30, 2007, Midstream had minimal hedge ineffectiveness.
Additionally, Midstream participated in park and loan transactions in which physical gas was borrowed and later repaid. Through the use of swaps, Midstream was able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. Although the purpose of these instruments is to either reduce basis or other risks or lock in arbitrage opportunities, these derivative instruments were not designated as hedges. Accordingly, these derivative instruments were recorded at fair value with all changes in fair value included in revenue.
Derivatives are recorded as a component of risk management assets and liabilities, which are classified as current or noncurrent based upon the anticipated settlement date of the underlying derivative. The determination of the fair value of these derivative financial instruments reflects the estimated amounts that Midstream would receive or pay to terminate or close the contracts at the reporting date. In the determination of fair value, various factors are considered, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the contracts. These energy marketing and risk management assets and liabilities are subject to continuing market risk until the underlying derivative contracts are settled.
The following table shows the fair values of the energy marketing and risk management assets and liabilities which are included in other assets and/or other liabilities, as appropriate, in the Consolidated Balance Sheet at September 30, 2007.

Fair Value As of September 30, (in thousands)	2007

Energy Marketing and Risk Management Assets, current	$115
Energy Marketing and Risk Management Assets, long-term	2
Energy Marketing and Risk Management Liabilities, current	(35)
Energy Marketing and Risk Management Liabilities, long-term

Net Assets (Liabilities)	$82

For the year ended September 30, 2007, the change in the deferred hedging position in accumulated other comprehensive income was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts totaling $35,000. The net deferred hedging gains associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging gain as of September 30, 2007 is expected to be recognized in net income within the next fiscal year.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amount and the estimated fair value of long-term debt, including current maturities of long-term debt, is as follows at September 30, (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$126,361	$136,124	$76,980	$87,818
12. FINANCIAL INFORMATION BY BUSINESS SEGMENT
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
The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Midstream. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas. The Natural Gas Midstream segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and transportation services through the operations of SGT. Through Services, Midstream manages and optimizes transportation and storage assets through natural gas marketing, trading and risk management activities. The Company also provides merchandising and other energy-related services through Mobile Gas which are aggregated with EnergySouth, the holding company, and included in the Other segment. For the years ended September 30, 2007, 2006, and 2005, all segments were located in Southwest Alabama. During fiscal 2007, Midstream established an office in Houston, Texas.
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

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Gas Revenues	$108,254	$26,721		$(4,237)	$130,738
Other Revenues		23	$4,272		4,295

Operating Revenues	108,254	26,744	4,272	(4,237)	135,033

Cost of Gas	53,410			(4,237)	49,173
Cost of Merchandise			2,684		2,684
Operations and Maintenance Expense	22,049	7,290	1,939		31,278
Depreciation Expense	8,264	2,739	5		11,008
Taxes, Other Than Income Taxes	8,027	997	68		9,092

Operating Income	16,504	15,718	(424)		31,798

Interest Income (Expense) — Net	(3,504)	(4,224)	656		(7,072)
Capitalized Interest	72	2,220			2,292
Less: Minority Interest		(1,322)			(1,322)

Income Before Income Taxes	$13,072	$12,392	$232		$25,696

Capital Expenditures	$12,460	$39,390			$51,850
Property, Plant, and Equipment, Net	$136,895	$133,616			$270,511
Total Assets	$172,814	$191,885	$7,747		$372,446

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2006 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Gas Revenues	$113,666	$21,236		$(4,216)	$130,686
Other Revenues		47	$5,134		5,181

Operating Revenues	113,666	21,283	5,134	(4,216)	135,867

Cost of Gas	61,468			(4,216)	57,252
Cost of Merchandise			3,150		3,150
Operations and Maintenance Expense	21,271	3,299	1,455		26,025
Depreciation Expense	7,918	2,685			10,603
Taxes, Other Than Income Taxes	8,335	940	78		9,353

Operating Income	14,674	14,359	451		29,484

Interest Income (Expense) — Net	(3,135)	(3,869)	360		(6,644)
Capitalized Interest	61	950			1,011
Less: Minority Interest		(1,113)			(1,113)

Income Before Income Taxes	$11,600	$10,327	$811		$22,738

Capital Expenditures	$12,954	$11,876			$24,830
Property, Plant, and Equipment, Net	$132,143	$96,427			$228,570
Total Assets	$152,964	$102,648	$7,068		$262,680

As of and for the year ended	Natural Gas	Natural Gas
September 30, 2005 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Gas Revenues	$104,376	$19,812		$(4,201)	$119,987
Other Revenues		54	$4,565		4,619

Operating Revenues	$104,376	$19,866	$4,565	$(4,201)	$124,606

Cost of Gas	51,367			(4,201)	47,166
Cost of Merchandise			2,765		2,765
Operations and Maintenance Expense	20,542	3,361	1,411		25,314
Depreciation Expense	7,565	2,557			10,122
Taxes, Other Than Income Taxes	7,673	916	66		8,655

Operating Income	17,229	13,032	323		30,584

Interest Income (Expense) — Net	(2,896)	(4,080)	(48)		(7,024)
Capitalized Interest	37	173			210
Less: Minority Interest		(938)			(938)

Income Before Income Taxes	$14,370	$8,187	$275		$22,832

Capital Expenditures	$9,571	$7,307			$16,878
Property, Plant, and Equipment, Net	$124,734	$87,154			$211,888
Total Assets	$147,017	$97,928	$7,514		$252,459
13. SUBSEQUENT EVENT
Subsequent to September 30, 2007, EnergySouth and certain funds managed by affiliates of Fortress Investment Group LLC (the “Fortress Funds”) acquired the net assets of the natural gas storage company, Mississippi Hub LLC, for $140 million. EnergySouth, by obtaining a 60% majority interest, will be the operating entity for the development, construction, and operation of the facility. The Fortress Funds own the remaining 40% interest. Mississippi Hub LLC expects to complete construction of its first underground natural gas storage cavern in 2009.

14. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial data for fiscal 2007 and 2006 is summarized as follows
(in thousands, except per share data):

Three Months Ended	Dec. 31	Mar. 31	Jun. 30	Sep. 30

Fiscal 2007

Total Operating Revenues	$38,930	$46,662	$23,745	$25,696
Total Operating Income	8,998	12,489	3,440	6,871
Net income	4,614	6,831	1,334	3,254

Basic Earnings Per Share (1)	$0.58	$0.86	$0.17	$0.40

Diluted Earnings Per Share (1)	$0.57	$0.85	$0.17	$0.40

Fiscal 2006

Total Operating Revenues	$44,812	$46,091	$23,126	$21,838
Total Operating Income	8,980	12,417	4,091	3,996
Net income	4,485	6,661	1,563	1,327

Basic Earnings Per Share (1)	$0.57	$0.84	$0.20	$0.16

Diluted Earnings Per Share (1)	$0.56	$0.84	$0.20	$0.16

Fiscal 2005

Total Operating Revenues	$36,367	$44,099	$22,350	$21,790
Total Operating Income	8,988	12,955	4,193	4,448
Net Income	4,316	6,795	1,457	1,273

Basic Earnings Per Share (1)	$0.55	$0.87	$0.19	$0.16

Diluted Earnings Per Share (1)	$0.54	$0.85	$0.18	$0.16
The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

(1)	The sum of the quarterly amounts does not equal the year’s amount due to rounding of the quarterly amounts or a changing number of average shares.

SCHEDULE II
ENERGYSOUTH, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
	BALANCE	CHARGED	CHARGED
	AT	TO COSTS	TO OTHER		BALANCE
	BEGINNING	AND	ACCOUNTS	DEDUCTIONS	AT END
DESCRIPTION	OF YEAR	EXPENSES	AMOUNT	AMOUNT	OF YEAR
Reserves deducted from assets to which they apply:

Allowance for Doubtful Accounts

September 30, 2007	$1,074	$931		$958 (1)	$1,047
September 30, 2006	$1,029	$991		$946 (1)	$1,074
September 30, 2005	$856	$868		$695 (1)	$1,029
Notes:

(1)	Amounts written off — net of recoveries.

S- 1

EXHIBIT INDEX

Exhibit No.	Description (Exhibits prior to February 2, 1998 filed by Mobile Gas)
2	Articles of Merger of MBLE Merger Co., Inc. into Mobile Gas Service Corporation (incorporated by reference to Exhibit 2 to Form 10-Q Quarterly Report dated February 13, 1998)

2.1	Agreement and Plan of Merger between EnergySouth, Inc., an Alabama corporation, and EnergySouth, Inc., a Delaware corporation, dated January 30, 2007 (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 1, 2007)

2(a)-1	Limited Liability Company Agreement of Mississippi Hub Acquisition Company, LLC dated
October 31, 2007 (incorporated by reference to Exhibit 2.1 to Form 8-K dated November 5, 2007)

2(a)-2	Membership Interest Purchase Agreement, dated October 31, 2007, among Mississippi Hub
Acquisition Company, LLC, Theo B. Bean, Jr. and Theo B. Bean, Jr., as trustee for The Theo B. Bean, Jr. Family Trust (incorporated by reference to Exhibit 2.2 to Form 8-K dated November 5, 2007)

2(a)-3	Purchase and Sale Agreement, dated October 31, 2007, between Mississippi Hub Acquisition
Company, LLC and BRI-Marsh, L.L.C. (incorporated by reference to Exhibit 2.3 to Form 8-K dated November 5, 2007)

3(i)	Restated Articles of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3(i) to Form 10-Q Quarterly Report dated February 2, 2005)

3(ii)	By-laws of EnergySouth, Inc., amended October 26, 2007 (incorporated by reference to Exhibit 3(ii) to Form 8-K dated October 29, 2007)

3.1	Certificate of Incorporation of EnergySouth, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 1, 2007)

4(a)-1	Indenture of Mortgage and Deed of Trust of Mobile Gas Service Corporation dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Mobile Gas Registration Statement No. 2-4887)

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-2	10/1/44	Reg. No. 2-5493	7-6

4(a)-3	7/1/52	Form 10-K for fiscal year ended September 30, 1985	4(a)-3
4(a)-4	6/1/54	”	4(a)-4
4(a)-5	4/1/57	”	4(a)-5
4(a)-6	7/1/61	”	4(a)-6
4(a)-7	6/1/63	”	4(a)-7
4(a)-8	10/1/64	”	4(a)-8
4(a)-9	7/1/72	”	4(a)-9
4(a)-10	8/1/75	”	4(a)-10
4(a)-11	7/1/79	”	4(a)-11
4(a)-12	7/1/82	”	4(a)-12
4(a)-13	7/1/86	Form 10-K for fiscal ended September 30,1986	4(a)-13

Sup. Ind.
	Dated as of	File Reference	Exhibit
4(a)-14	10/1/88	Form 10-K for fiscal year ended September 30, 1986	4(a)-14

4(a)-15	7/1/92	Form 10-K for fiscal year ended September 30, 1992	4(a)-15

4(a)-16	7/1/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-16

4(a)-17	12/3/93	Form 10-K for fiscal year ended September 30, 1993	4(a)-17

4(a)-18	11/1/96	Form 10-K for fiscal year ended September 30, 1997	4(a)-18

4(a)-19	8/1/02	Form 10-K for fiscal year ended September 30, 2002	4(a)-19

4(c)-3	Trust Indenture and Security Agreement dated as of December 1, 2000 made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 4(c)-3 to Form 10-Q for the quarter ended December 31, 2000)

4(c)-4	First Supplemental Indenture, dated as of August 1, 2007 and executed August 14, 2007, to the Trust Indenture and Security Agreement, dated December 1, 2000, among Bay Gas Storage Company, Ltd., Regions Bank, as trustee, and each of the institutions which is a signatory to the First Supplemental Indenture (incorporated by reference to Exhibit 4(c)-4 to Form 8-K dated August 21, 2007)

4(d)	Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

10(a)	Transportation agreement between Mobile Gas Service Corporation and Alabama Power Company dated February 18, 1999 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)	Agreement for Firm and Interruptible Storage Service between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(b)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm and Interruptible Storage Services between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated April 1, 1999 (incorporated by reference to Exhibit 10(b)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(b)-2	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Southern Company Services, Inc., as agent, dated as of August 1, 2000 (incorporated by reference to Exhibit 10(b)-2 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(c)	Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1999) (3)

10(c)-1	Letter agreement dated July 19, 2000, modifying Agreement for Firm Intrastate Transportation Services between Bay Gas Storage Company, Ltd. and Alabama Power Company dated April 8, 1999 (incorporated by reference to Exhibit 10(c)-1 to Form 10-K for fiscal year ended September 30, 2000) (3)

10(d)-5	NNS Settlement Agreement between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated March 26, 1998 (incorporated by reference to Exhibit 10(d)-5 to Form 10-K for fiscal year ended September 30, 1998)

10(e)	Storage Service Agreement between Bay Gas Storage Company, Ltd. and Florida Power and Light Company dated as of July 19, 2005 (incorporated by reference to Exhibit 10(e) to Form 10-K for fiscal year ended September 30, 2005) (3)

10(f)	Loan Agreement, dated as of August 1, 2007 and executed on August 15, 2007, between the Industrial Development Authority of Washington County and Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(f) to Form 8-K dated August 21, 2007)

10(g)	Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

10(g)-1	Supplemental Deferred Compensation Agreement with John S. Davis dated December 10, 1999 (incorporated by reference to Exhibit 10(g)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(g)-2	Letter Agreement with John S. Davis dated July 6, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 7, 2006) (2)

10(h)	Transportation Agreement between Mobile Gas and Mobile Energy LLC dated November 12, 1999 (incorporated by reference to Exhibit 10(h) to Form 10-K for fiscal year ended September 30, 1999) (3)

10(i)	Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

10(j)	Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

10(j)-1	Form of Change of Control Agreement entered into as of December 8, 1999 by and between EnergySouth, Inc. and the Executive Officers of EnergySouth, Inc. and/or one or more of its subsidiaries (incorporated by reference to Exhibit 10(j)-1 to Form 10-K for fiscal year ended September 30, 1999) (2)

10(k)-1	Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992) (2)

10(k)-2	Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report dated January 27, 1995) (2)

10(l)-1	Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin Corporation, dated December 5,

1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-1	Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner (forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-2	First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

10(n)-1	Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

10(n)-2	Fourth Amendment to Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated July 30, 2004 (incorporated by reference to Exhibit 10(n)-2 to Form 10-K for fiscal year ended September 30, 2004)(3)

10(n)-3	Amended and Restated Cavity Development and Storage Agreement by and between Bay Gas Storage Company, Ltd. and Olin Corporation dated May 22, 2007 (incorporated by reference to Exhibit 10(n)-3 to Form 10-Q for the quarter ended June 30, 2007)(3)

10(o)-1	Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995) (3)

10(o)-2	Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-2 to Form 10-K for fiscal year ended September 30, 1996) (3)

10(o)-3	Termination agreement dated July 28, 2005 between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation (incorporated by reference to Exhibit 10(o)-3 to Form 10-K for fiscal year ended September 30, 2005)

10(p)	Employment Agreement between EnergySouth, Inc. and C. S. Liollio dated October 27, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 30, 2006)(2)

10(p)-1	Restoration Pension Plan Agreement, dated as of February 1, 2007 and effective as of August 1, 2006, between EnergySouth, Inc. and C. S. “Dean” Liollio (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 6, 2007)(2)

10(q)-1	Guaranty Agreement dated as of December 1, 2000 made by EnergySouth, Inc., relating to Trust Indenture and Security Agreement made by Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q)-1 to Form 10-Q for the quarter ended December 31, 2000)

10(r)	Amended and Restated Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 17, 1998) (2)

10(r)-2	2003 Stock Option Plan of EnergySouth, Inc. (incorporated by reference to Appendix A to definitive proxy statement dated December 23, 2003) (2)

10(s)	Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992) (2)(4)

10(t)	Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

10(u)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Tampa Electric Company made as of October 14, 2005 (incorporated by reference to Exhibit 10(u) to Form 10-Q for the quarter ended December 31, 2005) (3)

10(v)-1	Revolving Credit Agreement dated January 31, 2005 by and among EnergySouth, Inc. as Borrower, Regions Bank as Agent and Regions Bank, AmSouth Bank, and SouthTrust Bank as Lenders (incorporated by reference to Exhibit 10(v)-1 to Form 10-K for fiscal year ended September 30, 2005)

10(v)-2	Note for Business and Commercial Loans – Revolving, from EnergySouth, Inc. in favor or AmSouth Bank, now Regions Bank, in the principal amount of up to $20,000,000, dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2006)

10(v)-3	Credit Agreement, dated as of August 14, 2007, by and among EnergySouth Inc., Bay Gas Storage Company, Ltd., and Regions Bank, as administrative agent for the lenders form time to time a party to the Credit Agreement (incorporated by reference to Exhibit 10(v)-3 to Form 8-K dated August 21, 2007)

10(v)-4	Parent Guarantee, made as of August 14, 2007, by EnergySouth, Inc., in favor of Regions Bank and the lenders from time to time a party to the Credit Agreement dated August 14, 2007 (incorporated by reference to Exhibit 10(v)-4 to Form 8-K dated August 21, 2007)

10(v)-5	Amended and Restated Credit Agreement, dated as of November 28, 2007, by and among EnergySouth, Inc., Bay Gas Storage Company, Ltd., and Regions Bank, as Administrative Agent for the lenders from time to time party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10(v)-5 to Form 8-K filed December 4, 2007)

10(v)-6	Amended and Restated Parent Guarantee, made as of November 28, 2007, by EnergySouth, Inc., in favor of regions Bank and the lenders from time to time a party to the Amended and Restated Credit Agreement dated November 28, 2007 (incorporated by reference to Exhibit 10(v)-6 to Form 8-K filed December 4, 2007)

10(v)-7	Subsidiary Guarantee, made as of November 28, 2007, by EnergySouth Midstream, Inc., EnergySouth Services, Inc. and MGS Marketing Services, Inc., in favor of Regions Bank, as Administrative Agent for the lenders from time to time party to the Amended and Restated Credit Agreement dated November 28, 2007 (incorporated by reference to Exhibit 10(v)-7 to Form 8-K filed December 4, 2007)

10(v)-8	Pledge Agreement made as of November 28, 2007, by EnergySouth, Inc., EnergySouth Midstream, Inc., EnergySouth Services, Inc., and MGS Marketing Services, Inc., in favor of Regions Bank, as Administrative Agent for the lenders from time to time party to the Amended and Restated Credit Agreement dated November

28, 2007 (incorporated by reference to Exhibit 10(v)-8 to Form 8-K filed December 4, 2007)

10(w)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Florida Power Corporation d/b/a Progress Energy
Florida, Inc. made as of April 19, 2006 (incorporated by reference to Exhibit 10(w) to Form 10-Q for the quarter ended June 30, 2006) (3)

10(x)	Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994) (2)

10(y)	Storage Service Agreement by and between Bay Gas Storage Company, Ltd. and Constellation Energy Commodities Group, Inc. made as of May 23, 2006 (incorporated by reference to Exhibit 10(y) to Form 10-Q for the quarter ended June 30, 2006) (3)

10(z)-2	2nd Amended and Restated EnergySouth, Inc. Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 99.1 to Schedule S-8 filed April 1, 2004) (2)

10(aa)	Employment Agreement between EnergySouth Midstream, Inc. and Ben J. Reese dated July 31, 2007(1)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-K for fiscal year ended September 30, 2003)

18	Letter regarding change in Accounting Principle (incorporated by reference to Exhibit 18 to Form 10-Q Quarterly Report dated February 12, 1999)

21	Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

23	Consent of Deloitte & Touche LLP(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (1)

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Confidential portions of this exhibit have been omitted and previously filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(4)	Amended to use Company Common Stock instead of Mobile Gas common stock effective February 2, 1998.