Form 10-K/A
period 2007-09-30
ENERGYSOUTH INC
filed 2008-01-08
CIK 1051286

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of EnergySouth, Inc. (the “Company”) for the fiscal year ended September 30, 2007 is being filed for the purpose of correcting the state of incorporation of the Company on the cover page of the Form 10-K to reflect Delaware and adding the signature of the Company’s independent public accountant to the reports at pages 30 and F-2 of the Form 10-K which was inadvertently omitted. This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures except as stated above.
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

ENERGYSOUTH, INC.
Registrant

January 7, 2008	By:	/s/ Charles P. Huffman Charles P. Huffman, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Hope, III John C. Hope, III	Director, Chairman	January 7, 2008

/s/ C. S. Liollio C. S. Liollio	Director, President and Chief Executive Officer (Principal Executive Officer)	January 7, 2008

/s/ Charles P. Huffman Charles P. Huffman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 7, 2008

Signatures (Continued)

Signature	Title	Date

/s/ Walter A. Bell Walter A. Bell	Director	January 7, 2008

/s/ Judy A. Marston Judy A. Marston	Director	January 7, 2008

/s/ Harris V. Morrissette Harris V. Morrissette	Director	January 7, 2008

/s/ S. Felton Mitchell S. Felton Mitchell	Director	January 7, 2008

/s/ Robert H. Rouse Robert H. Rouse	Director	January 7, 2008

/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	January 7, 2008

/s/ J. D. Woodward J. D. Woodward	Director	January 7, 2008

ENERGYSOUTH, INC.
AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts and Reserves, Years Ended September 30, 2007, 2006 and 2005	S-1
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