Form 10-Q
period 2007-12-31
ENERGYSOUTH INC
filed 2008-02-08
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended December 31, 2007
Commission File No. 0-29604
ENERGYSOUTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2358943 (I.R.S. Employer Identification No.)

2828 Dauphin Street, Mobile, Alabama	36606

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code 251-450-4774
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at February 7, 2008 — 8,099,831 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007
INDEX

			Page No.

		PART I: FINANCIAL INFORMATION

Item 1		Financial Statements:

	(a)	Unaudited Condensed Consolidated Balance Sheets December 31, 2007 and 2006 and September 30, 2007	3 - 4

	(b)	Unaudited Condensed Consolidated Statements of Income Three Months Ended December 31, 2007 and 2006	5

	(c)	Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2007 and 2006	6

	(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7 - 19

Item 2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 28

Item 3		Quantitative and Qualitative Disclosures About Market Risk	28 - 30

Item 4		Controls and Procedures	30

		PART II: OTHER INFORMATION

Item 1A		Risk Factors	31

Item 4		Submission of Matters to a Vote of Security Holders	31

Item 5		Other Information	32

Item 6		Exhibits	32
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands	2007	2006	2007
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$7,943	$288	$336
Restricted Cash	48,445	1,742	47,995
Cash Held on Deposit in Margin Account	780		999
Receivables
Gas	11,817	13,823	10,106
Unbilled Revenue	5,814	4,868	1,499
Merchandise	1,868	2,145	1,926
Other	472	662	780
Allowance for Doubtful Accounts	(907)	(1,427)	(1,047)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,262	1,373	1,376
Gas Stored Underground (At Average Cost)	13,746	6,401	8,069
Regulatory Assets	6,838	2,452	5,015
Deferred Income Taxes	55	469
Prepaid Taxes	3,472	1,092	2,088
Prepayments	2,639	1,462	3,320
Other	1,178		333

Total Current Assets	105,422	35,350	82,795

Property, Plant, and Equipment	351,053	299,564	311,249
Less: Accumulated Depreciation and Amortization	96,552	88,093	94,025

Property, Plant, and Equipment — Net	254,501	211,471	217,224
Construction Work in Progress	178,015	20,897	53,287

Total Property, Plant, and Equipment	432,516	232,368	270,511

Other Assets
Prepaid Pension Cost	11,908	800	11,827
Prepaid Postretirement Benefit	1,608	573	1,587
Deferred Charges	1,057	413	1,093
Prepayments	2,821	1,128	1,568
Regulatory Assets	27	151	27
Merchandise Receivables Due After One Year	2,832	3,110	3,038

Total Other Assets	20,253	6,175	19,140

Total	$558,191	$273,893	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	December 31,		September 30,
In Thousands, Except Share Data	2007	2006	2007
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,966	$5,680	$5,900
Notes Payable	142,100	7,375	12,300
Accounts Payable	19,793	12,992	30,835
Dividends Declared	2,023	1,830	2,010
Customer Deposits	1,095	1,285	1,139
Taxes Accrued	2,748	1,788	3,752
Interest Accrued	1,376	593	1,031
Regulatory Liabilities	5,526	7,646	6,017
Deferred Income Taxes	1,732		741
Other	2,036	1,067	1,456

Total Current Liabilities	184,395	40,256	65,181

Other Liabilities
Deferred Income Taxes	29,553	25,692	28,748
Deferred Investment Tax Credits	191	211	196
Regulatory Liabilities	22,008	9,669	21,892
Asset Retirement Obligation	6,283	5,818	6,188
Other	2,098	1,408	1,566

Total Other Liabilities	60,133	42,798	58,590

	244,528	83,054	123,771

Capitalization
Stockholders’ Equity Common Stock, $.01 Par Value (Authorized 20,000,000 Shares; Outstanding December 2007 — 8,095,000; December 2006 — 7,957,000; September 2007 — 7,986,000 Shares)	81	80	80
Capital in Excess of Par Value	34,479	29,555	30,852
Retained Earnings	92,361	84,704	90,298
Accumulated Other Comprehensive Income (Loss), net of tax	192		22
Grantor Trust, at cost	(1,348)	(1,792)	(1,362)
Deferred Compensation Liability	1,348	1,792	1,362

Total Stockholders’ Equity	127,113	114,339	121,252
Minority Interest	67,061	6,045	6,962
Long-Term Debt	119,489	70,455	120,461

Total Capitalization	313,663	190,839	248,675

Total	$558,191	$273,893	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months
ENERGYSOUTH, INC.	Ended December 31,
In Thousands, Except Per Share Data	2007	2006

Operating Revenues
Gas Revenues	$34,642	$37,659
Merchandise Sales	941	960
Other	289	311

Total Operating Revenues	35,872	38,930

Operating Expenses
Cost of Gas	13,009	16,432
Cost of Merchandise	779	749
Operations and Maintenance	8,477	7,356
Depreciation	3,181	2,762
Taxes, Other Than Income Taxes	2,494	2,633

Total Operating Expenses	27,940	29,932

Operating Income	7,932	8,998

Other Income and (Expense)
Interest Expense	(3,347)	(1,679)
Allowance for Borrowed Funds Used During Construction	1,623	358
Interest Income	408	18
Minority Interest	(44)	(274)

Total Other Income (Expense)	(1,360)	(1,577)

Income Before Income Taxes	6,572	7,421
Income Taxes	2,485	2,807

Net Income	$4,087	$4,614

Earnings Per Share
Basic	$0.51	$0.58

Diluted	$0.50	$0.57

Average Common Shares Outstanding

Basic	8,090	7,954
Diluted	8,183	8,031

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
EnergySouth, Inc.	Ended December 31,
In Thousands	2007	2006

Cash Flows from Operating Activities
Net Income	$4,087	$4,614
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	3,275	2,860
Provision for Losses on Receivables and Inventory	360	295
Provision for Deferred Income Taxes	1,791	418
Minority Interest	44	274
Stock-Based Employee Compensation Expense	114	158
Changes in Operating Assets and Liabilities:
Cash Held in Margin Account	219
Receivables	(5,956)	(11,411)
Inventory	(5,562)	356
Payables	(11,287)	5,658
Taxes	(2,547)	317
Deferred Purchased Gas Adjustment	(1,188)	(370)
Other	(207)	2,581

Net Cash Provided (Used) by Operating Activities	(16,857)	5,750

Cash Flows from Investing Activites
Capital Expenditures	(164,763)	(6,357)
Changes in Restricted Cash	(450)

Net Cash Used in Investing Activities	(165,213)	(6,357)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(905)	(844)
Debt Issuance Costs	(1,137)
Changes in Short-Term Borrowings	129,800	2,075
Payment of Dividends	(1,924)	(1,830)
Dividend Reinvestment	86	86
Exercise of Stock Options	2,329	116
Excess Tax Benefits from Share Based Payments	1,098	43
Capital Contributions	60,356
Partnership Distributions to Minority Interest Holders	(26)	(23)

Net Cash Provided (Used) by Financing Activities	189,677	(377)

Net Increase (Decrease) in Cash and Cash Equivalents	7,607	(984)

Cash and Cash Equivalents at Beginning of Period	336	1,272

Cash and Cash Equivalents at End of Period	$7,943	$288

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$3,615	$1,324

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principles of Consolidation
The consolidated financial statements of EnergySouth, Inc. (EnergySouth) and its subsidiaries (collectively, the Company) include the accounts of Mobile Gas Service Corporation (Mobile Gas); EnergySouth Midstream, Inc. (Midstream); EnergySouth Services, Inc. (Services); a 90.9% owned limited partnership, Bay Gas Storage Company, Ltd. (Bay Gas); a 60% ownership interest in Mississippi Hub, LLC (Mississippi Hub); and a 51% owned partnership, Southern Gas Transmission Company (SGT). Minority interest represents the respective other owners’ proportionate shares of the income and equity of Bay Gas, Mississippi Hub and SGT. All significant intercompany balances and transactions have been eliminated.
Note 2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2007. Certain amounts in the prior-year financial statements have been reclassified to conform with the current year financial statement presentation.
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three-month periods ended December 31, 2007 and 2006 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended December 31, 2007 and 2006:

	Twelve Months
EnergySouth, Inc.	Ended December 31,

In Thousands, Except Per Share Data	2007	2006

Operating Revenues	$131,975	$129,985

Cost of Gas	45,750	50,625
Cost of Merchandise	2,714	2,940
Operations and Maintenance Expense	32,390	27,082
Depreciation Expense	11,436	10,723
Taxes, Other Than Income Taxes	8,953	9,113

Operating Income	30,732	29,502

Interest Expense	(9,041)	(6,755)
Allowance for Borrowed Funds Used During Construction	3,557	1,194
Interest Income	691	109
Less: Minority Interest	(1,092)	(1,149)

Income Before Income Taxes	$24,847	$22,901

Income Taxes	9,341	8,736

Net Income	$15,506	$14,165

Earnings Per Share
Basic	$1.94	$1.78

Diluted	$1.91	$1.77

Average Common Shares Outstanding
Basic	8,006	7,936

Diluted	8,104	7,997

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
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the three months ended December 31, 2007 and 2006 was $114,000 and $158,000, respectively. The income tax benefit recognized in the income statement for these stock options during the three months ended

December 31, 2007 and 2006 was approximately $43,000 and $60,000, respectively. The impact of stock option expense was to reduce net income by $71,000 and $98,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.01 per diluted share for the three months ended December 31, 2007 and less than $0.01 per diluted share for the three months ended December 31, 2006.
There were no options granted during the three months ended December 31, 2007 and 2006. In calculating the impact for options granted in prior periods, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant.
A summary of option activity under the Plan as of December 31, 2007 and changes during the three months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2007	441,100	29.087	7.44 years	$9,410

Granted
Exercised	(107,613)	18.709
Forfeited

Outstanding at December 31, 2007*	333,487	$31.489	8.21 years	$8,841

Exercisable at December 31, 2007	118,463	$21.422	6.32 years	$4,333

Remaining reserved for grant at December 31, 2007	113,000

*	Includes 36,209 shares outstanding under the 1992 Amended and Restated Stock Option Plan.
The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was approximately $3,215,000 and $128,000, respectively. The fair value of options that vested during the three months ended December 31, 2006 and 2005 was approximately $-0- and $49,000, respectively.
At December 31, 2007, there was approximately $1,070,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.91 years.
During the three months ended December 31, 2007 and 2006, cash received from options exercised was $2,329,000 and $116,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $1,098,000 and $48,000, respectively.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits

For the three months ended December 31, (in thousands)	2007	2006	2007	2006

Service cost	$211	$220	$39	$39
Interest cost	498	479	42	48
Amortization of prior service cost	22		(19)	(19)
Amortization of loss	(32)	23	6
Expected return on plan assets	(780)	(703)	(83)	(72)

Net periodic benefit cost	$(81)	$19	$(21)	$2

For fiscal year 2008, the Company does not anticipate making any contributions to its pension plan due to the fact that the plan is currently fully funded and any contributions to the Company’s postretirement benefit plan are expected to be immaterial.
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
RSE is a ratemaking methodology also used by the APSC to regulate certain other public Alabama energy utilities. A rate adjustment designed to decrease Mobile Gas’ annual gas revenues by approximately $333,000 was implemented December 1, 2007. Previous rate adjustments were implemented under the RSE tariff which were designed to increase annual gas revenues by approximately $4.2 million effective December 1, 2006 and decrease annual gas revenues by approximately $303,000 effective December 1, 2005. The December 1, 2007 rate decrease is due primarily to the return of approximately $1,600,000 of the regulatory liability for gross receipts tax collections to ratepayers during fiscal 2008. Mobile Gas’ rates, as established under RSE, allow a return on average equity within a range of 13.35% to 13.85% for the period.

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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at December 31, 2007 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
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
Mobile Gas’ rates contain a temperature adjustment rider which is designed to offset the impact of unusually cold or warm weather on the Company’s operating margins. The temperature adjustment rider applies to substantially all residential and small commercial customers. The adjustment for the margin impact due to variances in weather is calculated monthly for the months of November through April and is accumulated. The accumulated adjustment from one heating season (November through April) will be billed or credited to customers in subsequent periods. This mechanism reduces the variability of both customers’ bills and Mobile Gas’ earnings due to weather fluctuations.
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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	December 31,		December 31,		September 30,
	2007		2006		2007
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$5,924		$2,285		$4,736
ESR Fund	125		167	$125	167
Weather Normalization Adjustment	789
Asset Retirement Cost		$27		26	112	$27

Regulatory Assets	$6,838	$27	$2,452	$151	$5,015	$27

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Termination Agreement	1,980		2,959		2,188
Deferred Investment Tax Credit	15	$86	15	$102	15	$90
RSE Adjustment
Weather Normalization Adjustment			188
Gross Receipt Tax Collections	2,191		3,275		2,468
Accrued Dismantling Costs		9,938		9,567		9,818
Over-funded Pension and Postretirement Benefit Plans		11,984				11,984
Other	340		209		346

Regulatory Liabilities	$5,526	$22,008	$7,646	$9,669	$6,017	$21,892

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At December 31, 2007 and 2006, the net acquisition adjustments were $4,975,000 and $5,327,000, respectively, and the balance at September 30, 2007 was $5,063,000.
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
A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months
EnergySouth, Inc.	Ended December 31,

In Thousands	2007	2006

Weighted Average Common Shares	8,090	7,954

Effect of Dilutive Securities:
Options to Purchase Common Stock	93	77

Diluted Average Common Shares	8,183	8,031

Note 7. Segment Information
The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Midstream. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas. The Natural Gas Midstream segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Mississippi Hub and transportation services through the operations of SGT. Through Services, Midstream manages and optimizes transportation and storage assets through natural gas marketing, trading and risk management activities. The Company also provides merchandising and other energy-related services through Mobile Gas which are aggregated with EnergySouth, the holding company, and included in the Other segment.

Segment earnings information presented in the table below includes intersegment revenues, interest income, and interest expense which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Midstream segment.

For the three months ended	Natural Gas	Natural Gas
December 31, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$29,382	$6,338	$1,210	$(1,058)	$35,872

Cost of Gas	13,895	172		(1,058)	13,009
Cost of Merchandise			779		779
Operations and Maintenance Expense	5,486	2,522	469		8,477
Depreciation Expense	2,224	957			3,181
Taxes, Other Than Income Taxes	2,134	341	19		2,494

Operating Income	5,643	2,346	(57)		7,932

Interest Income		827	1,418	(1,837)	408
Interest Expense	(977)	(3,016)	(1,191)	1,837	(3,347)
Interest Capitalized	32	1,591			1,623
Less: Minority Interest		(44)			(44)

Income Before Income Taxes	$4,698	$1,704	$170		$6,572

For the three months ended	Natural Gas	Natural Gas
December 31, 2006 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$33,230	$5,501	$1,261	$(1,062)	$38,930

Cost of Gas	17,494			(1,062)	16,432
Cost of Merchandise			749		749
Operations and Maintenance Expense	5,717	1,169	470		7,356
Depreciation Expense	2,098	664			2,762
Taxes, Other Than Income Taxes	2,369	245	19		2,633

Operating Income	5,552	3,423	23		8,998

Interest Income	1	43	278	(304)	18
Interest Expense	(880)	(976)	(127)	304	(1,679)
Interest Capitalized	13	345			358
Less: Minority Interest		(274)			(274)

Income Before Income Taxes	$4,686	$2,561	$174		$7,421

Note 8. Energy Marketing and Risk Management Activities
Since the fourth quarter of fiscal 2007, Midstream has been engaged in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments to reduce the exposure to the risk of changes in the price of natural gas. The use of these instruments is subject to the Company’s risk control policies, which are monitored for compliance daily. Derivative instruments utilized in connection with these activities and services are accounted for under the fair value basis of accounting in accordance with SFAS 133.
To minimize the risk of fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. Midstream has entered into park and loan transactions with pipelines and with

Storage which allow it to park gas on or borrow gas from the pipeline or storage facility in one period and reclaim gas from or repay gas to the pipeline in a subsequent period. Midstream entered into forward NYMEX contracts to hedge its inventory that is parked. At December 31, 2007, these derivative transactions are designated as cash flow hedges under SFAS 133. Derivative gains or losses arising from cash flow hedges are recorded in Other Comprehensive Income (OCI) and are reclassified into earnings in the same period the underlying hedged item is reflected in the income statement. As of December 31, 2007, the ending balance in OCI for derivative transactions designated as cash flow hedges under SFAS 133 was a gain of $192,000, net of taxes. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is recorded into earnings in the period in which it occurs. As of December 31, 2007, Midstream had immaterial hedge ineffectiveness.
Additionally, Midstream participated in park and loan transactions in which physical gas was borrowed and later repaid. Through the use of swaps and futures, Midstream was able to capture gross profit margin through the arbitrage of pricing differences in various locations and by recognizing pricing differences that occur over time. Although the purpose of these instruments is to either reduce basis or other risks or lock in arbitrage opportunities, these derivative instruments were not designated as hedges. Accordingly, these derivative instruments were recorded at fair value with all changes in fair value included in revenue.
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
The following table shows the fair values of the energy marketing and risk management assets and liabilities which are included in other assets and/or other liabilities, as appropriate, in the Unaudited Condensed Consolidated Balance Sheet.

	December 31,	September 30,
Fair Value(in thousands)	2007	2007

Energy Marketing and Risk Management Assets, current	$857	$115
Energy Marketing and Risk Management Assets, long-term	—	2
Energy Marketing and Risk Management Liabilities, current	(395)	(35)
Energy Marketing and Risk Management Liabilities, long-term

Net Assets (Liabilities)	$462	$82

For the three months ended December 31, 2007, the change of $274,000 in the deferred hedging position in accumulated other comprehensive income was attributable to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts. The net deferred hedging gains associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Substantially all of the deferred hedging gain as of December 31,

2007 is expected to be recognized in net income within the 2008 fiscal year.
Note 9. Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) consisted of the following:

	Three Months Ended
	December 31,
(in thousands)	2007	2006
Net Income	$4,087	$4,614
Other Comprehensive Income (Loss):
Current period change in fair value of derivative instruments, net of tax of $104	170

Comprehensive Income (Loss)	$4,257	$4,614

Accumulated Other Comprehensive Income (Loss) consisted of the following:

	December 31,	September 30,
(in thousands)	2007	2007
Unrealized gain (loss) on hedges, net of tax of $117 and $13	$192	$22

Note 10. Acquisition of Assets
Midstream formed a limited liability company for the purpose of acquiring the assets of Mississippi Hub, LLC that had begun development of an underground natural gas storage facility in April 2007. On November 28, 2007, Midstream and certain funds managed by affiliates of Fortress Investment Group LLC (the “Fortress Funds”) completed the acquisition of the net assets of Mississippi Hub, LLC for $140 million. Midstream owns a 60% majority membership interest and Fortress Funds owns the remaining 40% membership interest. SFAS No. 141, “Business Combinations” refers to EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” to provide guidance on determining whether the acquisition of an asset group constitutes a business combination. Based on this guidance, and primarily due to the fact that the assets purchased are currently in the development stage, it was determined that the acquisition should be accounted for as the purchase of a group of assets. Commercial operations are expected to commence by the fourth quarter of 2009 when the first of two caverns is completed.
Note 11. Commitments and Contingencies
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
At December 31, 2007, Mobile Gas had not entered into derivative instruments that did not qualify and were not designated as normal purchases under SFAS 133. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism as the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for a period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility.
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006 Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of December 31, 2007, Bay Gas had entered into contracts for compressors and other services to be performed in the completion of the third storage cavern and the development of the fourth storage cavern and pipeline facilities.
As of December 31, 2007, Mississippi Hub had entered into contracts for services to be performed in the development of an underground salt-dome storage cavern and related surface facilities.

Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas
	Gas		Minimum		Mississippi Hub
Fiscal	Supply	Implemention of	Payments for	Construction	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Contracts	Commitments

Remaining 2008	$15,269	$2,116	$478	$33,587	$12,046	$63,496
2009	1,498		638	20,468	4,691	27,295
2010	1,141		638		82	1,861
2011	815		638		82	1,535
2012			638			638
2013 — and			31,950			31,950
thereafter

Total	$18,723	$2,116	$34,980	$54,055	$16,901	$126,775

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
The Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Prior to the ADEM “Brownfield” evaluation, Mobile Gas engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, the Mobile Gas recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.
Note 12. New Accounting Pronouncements
On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.
The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties of $50,000 were accrued as of the date of adoption and as of December 31, 2007. The U.S. Federal statute of limitations expires during the third quarter of 2008 for the Company’s 2003 and 2004 tax years. The Company does not expect a significant increase or decrease in its liability for unrecognized tax benefits within 12 months of this reporting date. The Company files income tax returns in the U. S. federal and various state jurisdictions. Generally, the Company is not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.
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
EnergySouth, Inc. (EnergySouth) is a holding company which has two principal wholly-owned subsidiaries, Mobile Gas Service Corporation (Mobile Gas) and EnergySouth Midstream, Inc. (Midstream). EnergySouth and its consolidated subsidiaries are collectively referred to herein as the “Company.” The Company’s natural gas distribution business is conducted by Mobile Gas, which purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. Mobile Gas also provides merchandise sales, service, and financing. The Company’s natural gas midstream operations are conducted by Midstream, which is the general partner and 90.9% owner of Bay Gas Storage Company (Bay Gas), a limited partnership that provides underground storage and delivery of natural gas. Midstream owns 60% of Mississippi Hub, LLC, a limited liability company engaged in the construction and development of natural gas storage caverns. EnergySouth Services, Inc. (Services) is a wholly-owned subsidiary of Midstream and is engaged in natural gas marketing, trading and risk management activities. Services is also the general partner of Southern Gas Transmission Company (SGT), which is engaged in the intrastate transportation of natural gas.
Results Of Operations
Consolidated Earnings
Earnings per share for the three months ended December 31, 2007 increased $0.02 per diluted share as compared to the same prior-year period. The increase in earnings for the three-month period ended December 31, 2007 was due to increased earnings from the Company’s midstream operations. Earnings from the Company’s natural gas distribution business and other business operations were relatively flat for the three-month period ended December 31, 2007 as compared to the same prior-year period. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
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
Financial information about the distribution business segment in shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Natural gas distribution revenues decreased $3,848,000 (12%) during the three-month period ended December 31, 2007 as compared to the same prior-year period. Rate adjustments and warmer than normal temperatures contributed to the decrease in revenues during the first fiscal quarter of 2008. Rate adjustments which reflect a decrease in gas costs paid to suppliers are the predominant reason for the decline in revenues. These decreases were partially offset by the RSE rate adjustment which went into effect on December 1, 2006. Weather in Mobile Gas’ service territory was unseasonably warm with temperatures that were 14% warmer than normal and 6% warmer than the same prior-year period.
Revenues from the sale of natural gas to temperature sensitive customers decreased $4,542,000 (16%) for the three-month period ended December 31, 2007 due to the rate adjustments noted above and an 18% decrease in volumes delivered to customers due to temperatures that were 6% warmer than in the prior year. A decline of approximately 1% in the number of temperature-sensitive customers served during the current-year period also contributed to the decrease in revenues.
Revenues from the sale of natural gas to large commercial and industrial customers increased $214,000 (7%) for the three-month period ended December 31, 2007 due primarily to a 16% increase in volumes delivered to customers during the current year period. Volumes were significantly higher in the current year period as a result of the unique operational needs of one industrial customer which accounted for increased revenues of $728,000. The increased revenues realized from this customer’s usage was partially offset by the rate adjustments noted above. The increased usage by this customer was an isolated event and is not expected to continue.

Revenues from the transportation of natural gas to large commercial and industrial customers increased $44,000 (3%) during the three-month period ended December 31, 2007, due primarily to a 26% increase in volumes transported. Increased revenues were partially offset by a reduction in the amount of the regulatory liability recognized in income for the Termination Agreement with Corus as approved by the APSC. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.
The cost of natural gas decreased $3,599,000 (21%) for the three-month period ended December 31, 2007 as compared to the same prior-year period due primarily to lower natural gas commodity prices and a decrease in the volumes delivered to temperature-sensitive customers.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, during the three-month period ended December 31, 2007 decreased approximately 1.5% as compared to the same prior-year period. Increased margins realized from the rate adjustment effective December 1, 2006 and the return of the regulatory liability for gross receipts tax collections to ratepayers were more than offset by a decline in volumes delivered to temperature-sensitive customers and a decline in the number of temperature-sensitive customers served. Consumption by residential temperature-sensitive customers, when adjusted for weather, decreased approximately 1% during the first quarter of fiscal 2008 compared to the same prior year period.
Operations and maintenance (O&M) expenses decreased $231,000 (21%) for the three months ended December 31, 2007 as compared to the same prior-year period due to a decline in compensation and benefits expenses of approximately $500,000. This decline in expense was partially offset by an increase of $157,000 in expenses related to the implementation of a new customer information system (CIS), increased advertising expenses of $70,000 and an increase of approximately $42,000 in various other expense items.
Depreciation expense increased $126,000 (6%) for the three-month period ended December 31, 2007 as compared to the same prior-year period due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes decreased $235,000 (10%) for the three-month period ended December 31, 2007 due primarily to the decrease in revenues.
Interest expense increased $97,000 (11%) for the three-month period ended December 31, 2007 as compared to the same prior-year period due primarily to increased short-term borrowings.
Natural Gas Midstream
The natural gas midstream segment provides for the underground storage of natural gas and transportation services through the operations of Bay Gas and Mississippi Hub and transportation services through the operations of SGT. The Company’s midstream operations manage and optimize transportation and storage assets through natural gas marketing, trading and risk management activities. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above.

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
Bay Gas is currently developing a third storage cavern and related facilities and has entered into multi-year contracts with customers for all of the cavern capacity. New compressors were placed in service during the first quarter of fiscal 2008 upon completion of the installation and testing of the new compressors. The new cavern is designed to add 5.0 Bcf of working gas capacity and is presently anticipated to be in service by April 2008. The addition of the third cavern and additional capacity development of 1.0 Bcf in one or more of the first three caverns is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Additional planned development includes two new 5.0 Bcf high deliverability underground salt-dome caverns together with additional pipeline interconnects with Transco. Midstream is currently communicating with potential customers in an effort to secure agreements for firm storage services. Bay Gas has drilled a well for development of the fourth cavern and its related pipeline interconnects and plans to move forward with development of the fifth cavern.
On November 28, 2007, Mississippi Hub acquired certain natural gas storage assets currently under development. The previous owners received 7(c) FERC approval in February 2007 and began development of natural gas storage facilities and appurtenant pipeline facilities in Simpson County, Mississippi in April 2007. Midstream held a non-binding “open season” in January 2008 to assess interest for up to 12.0 Bcf of high deliverability natural gas storage capacity from two salt dome storage caverns to be developed by Mississippi Hub. Midstream expects to complete pipeline interconnects with Sonat, SESH, and Transco. The first of the two caverns is expected to be operational by the fourth quarter of 2009. The second cavern has a planned in-service date of mid 2011.
Financial information about the midstream business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Midstream’s revenues increased

$837,000 (15%) during the three-month period ended December 31, 2007 as compared to the same prior-year period due to increased revenues from short-term storage agreements during the current-year period. Under the short-term agreements, available working gas capacity is provided or available gas is loaned to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $1,353,000 during the three-month period ended December 31, 2007 as compared to the same prior-year period due to increased expenses incurred as a result of the continuing expansion of Midstream’s operations, including the acquisition of assets in November 2007 to be developed in Mississippi. The increase in expenses resulted from an increase in compensation and related benefits of approximately $600,000, increased legal expenses of $150,000, consulting services of $120,000, increased expenses of $72,000 related to Bay Gas’ cavern lease payments and $411,000 in increased office expenses and general repairs and maintenance due to the growth of Midstream’s operations.
Depreciation expense increased $293,000 (44%) for the three-month period ended December 31, 2007 as compared to the same prior-year period due to increased investment in property, plant and equipment.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $96,000 (39%) during the three months ended December 31, 2007 as compared to the same prior-year period.
Interest expense increased $2,040,000 for the three-month period ended December 31, 2007 due primarily to increased borrowings to fund Midstream’s capital expansion projects at Bay Gas and Mississippi Hub.
Capitalized interest costs increased $1,246,000 for the three-month period ended December 31, 2007 due to the ongoing construction of Bay Gas’ third and fourth storage caverns and the purchase and development of storage assets of Mississippi Hub.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership and the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest also reflects the minority membership’s share of pre-tax earnings of Mississippi Hub LLC. Minority interest decreased $230,000 during the three-month period ended December 31, 2007 as compared to the same prior-year period due to decreased pretax earnings of these companies.
Other
The Company provides merchandising, financing, and other energy-related services through Mobile Gas, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities for the three-month period ended December 31, 2007 approximated the same prior-year period. A decrease in merchandise sales and related merchandising activities was offset by an increase in net interest income earned during the current year period.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense decreased $322,000 (11%) for the three-month period ended December 31, 2007 as compared to the same prior-year period.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Operating activities used $22,607,000 more cash during the three-month period ended December 31, 2007 as compared to the same period last fiscal year due to an increase in accounts payable of $16,945,000, an increase in gas inventory stored underground of $5,918,000, a decrease in collection of gas costs from customers of $818,000, an increase in current taxes paid of $2,956,000, and a decrease in net income of $527,000. Additionally, cash during the current-year period decreased due to the final cash payment of $1,350,000 received from Corus in October 2006 in accordance with the terms of the Termination Agreement as discussed in Note 5 above. Offsetting these cash flows used in operating activities was a decrease in accounts receivable of $5,456,000.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the three months ended December 31, 2007, the Company used cash of $164,763,000 for the purchase of the net assets of Mississippi Hub and for the construction of distribution and storage facilities, purchases of equipment and other general improvements. Midstream invested $147,368,000 in the purchase and development of its’ interest in Mississippi Hub and $14,461,000 in the development of Bay Gas’ third and fourth salt-dome storage caverns. During the three-month period ended December 31, 2006, the Company used cash of $6,357,000 for the purchase and construction of distribution and storage facilities, purchases of equipment and other general improvements, of which $3,264,000 was used in the ongoing development of Bay Gas’ third salt-dome storage cavern.
Financing activities provided cash of $189,578,000 during the three months ended December 31, 2007 due primarily to $129,800,000 in increased borrowings under the Company’s amended credit facility discussed below and $60,356,000 in capital contributions from the minority partner for its 40 % interest in the purchase of Mississippi Hub. Cash was also provided by stock options exercised and the related tax benefits realized from share based payments of $3,427,000. These cash receipts were offset by the payment of quarterly dividends of $2,023,000, repayment of long-term debt of $905,000 and debt issuance costs of $1,137,000 related to the amendment of the Company’s credit facility. Financing activities used cash of $377,000 during the three months ended December 31, 2006 due primarily to the payment of quarterly dividends of $1,830,000, payments on long term debt of $844,000, and partnership distributions. Partially offsetting these cash payments was an increase in short term borrowings of $2,075,000 and stock options exercised of $116,000.

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
On November 28, 2007, Midstream and the Fortress Funds completed the acquisition of the net assets of Mississippi Hub LLC, for $140 million. Mississippi Hub LLC expects to spend an additional $50 million in fiscal 2008 for development and construction of a storage cavern, supporting facilities and pipelines.
In August 2007, the Industrial Development Authority of Washington County, Alabama issued $55 million in Industrial Development Revenue Bonds (the Bonds) due August 15, 2037, and loaned these funds to Bay Gas for financing of storage facilities construction. In connection with the bond issuance, Bay Gas caused a $55 million letter of credit (Letter of Credit) to be issued to secure payment of the Bonds. On November 28, 2007, the Company amended its existing $100 million credit facility with a new 364 day $250 million credit facility with a group of banks which also provides credit availability for Bay Gas’ Letter of Credit, for additional letters of credit, and for a revolving credit line. The Company used this credit facility to fund its $84 million portion of the $140 million purchase price of Mississippi Hub LLC. At December 31, 2007, the Company had $53 million available for borrowing on its revolving credit agreement and $46 million in unused funds from the Bonds which are included in restricted cash on the Unaudited Condensed Consolidated Balance Sheet.
The Company expects to fund near-term construction at Bay Gas through the continued draw down of funds from the Bonds, the new credit facility, internal cash generation, and minority partner contributions. Mississippi Hub LLC near term construction will be funded from the new credit facility and minority member contributions. Longer term capital expenditures for both Bay Gas and Mississippi Hub LLC will be funded through the issuance of long-term debt and equity.

The table below summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2007:

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal Years
Type of Contractual	Fiscal Year	Year	Year	Year	Year	2013 and
Obligations (in thousands):	2008	2009	2010	2011	2012	thereafter

Long-Term Debt	$4,994	$6,054	$5,653	$5,955	$6,307	$96,492

Interest Payments (1)	6,084	7,133	6,637	6,165	5,667	58,628

Estimated Future Minimum Payments for Bay Gas Service Fees	478	638	638	638	638	31,950

Construction Contracts for Bay Gas’ Storage Facilities	33,587	20,468

Construction Contracts for Mississippi Hub Storage Facilities	12,046	4,691	82	82

Implementation of CIS Software	2,116
Gas Supply Contracts	15,269	1,498	1,141	815

Total	$74,574	$40,482	$14,151	$13,655	$12,612	$187,070

(1)	Amounts include estimated interest payments on $55 million Industrial Revenue Bonds and are based on the effective rate as of December 31, 2007 of 3.43%.
Critical Accounting Policies
See “Critical Accounting Policies” under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2007.
Forward-Looking Statements
Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are made as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of EnergySouth or its affiliates, or industry results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in natural gas prices, including changes in the historical seasonal variances in natural gas prices and changes in historical patterns of collections of accounts receivable; the prices of alternative fuels; the relative pricing of natural gas versus other energy sources; changes in historical patterns of consumption by temperature-sensitive customers; the availability of other natural gas storage capacity; failures or delays in completing planned Midstream cavern development; disruption or interruption of pipelines serving the Midstream storage facilities due to accidents or other events; risks generally associated with the transportation and storage of natural gas; the possibility that contracts with storage customers could be terminated under certain circumstances, or not renewed or extended upon expiration; the prices or terms of any extended or new contracts; possible loss or material change in the financial condition of one or more major customers; market risks affecting risk management activities including market liquidity, commodity price volatility, increasing interest rates and counterparty creditworthiness; ability to continue to access the capital markets; liability for remedial actions under environmental regulations; liability resulting from litigation; national and global economic and political conditions; and changes in tax and other laws applicable to the business. Additional factors that may impact forward-looking statements include, but are not limited to, the Company’s ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, allowed rates of return and purchased gas adjustment provisions; general economic conditions, specific conditions in the Company’s service area, and the Company’s dependence on external suppliers, contractors, partners, operators, service providers, and governmental agencies.
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
At December 31, 2007, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above , the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
Midstream. Midstream is engaged in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments, such as forward contracts, futures contracts and swaps, to reduce the exposure to the risk of changes in the price of natural gas. The fair value of these derivative financial instruments reflects the estimated amounts that Midstream would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. The fair value of derivative instruments is determined through a combination of prices actively quoted on national exchanges, prices provided by other external sources and prices based on models and other valuation methods. The following table shows the components of change in fair value of derivative instruments utilized in Midstream’s energy marketing and risk management assets and liabilities during the first quarter of fiscal 2008.

October 1, through
(in thousands)	December 31, 2007

Net fair value of contracts outstanding at September 30, 2007	$82
Net fair value of new contracts entered into during the period	846
Contracts realized or otherwise settled during the period	(584)
Other changes in fair value	131

Net fair value of contracts outstanding at December 31, 2007	475
Less net fair value of contracts outstanding at September 30, 2007	(82)

Unrealized gain (loss) related to changes in the fair value of derivative instruments	$393

Substantially all of Midstream’s derivative contracts at December 31, 2007 are expected to be recognized in net income within fiscal 2008.
EnergySouth measures the market risk associated with Midstream’s trading portfolios using a Value-at-Risk (VaR) methodology. VaR is a common risk metric used in the industry that measures the expected maximum loss in the portfolio over a specified time horizon. Midstream uses a one-day holding period and a 95% confidence interval in its VaR determination. The following table details the average, high and low VaR for the three months ended December 31, 2007.

October 1, 2007
through
VaR (in thousands)	December 31, 2007

Average	$124
High	316
Low	25

Midstream’s open exposure is managed based on established policies that limit market risk, requiring daily reporting of potential commodity price exposure to senior management and the ROC. Midstream’s philosophy is to protect against commodity price risk by hedging with financial instruments to keep open exposure to a minimum, permitting Midstream to operate within relatively low VaR limits.

See also the information provided under the captions “The Company,” “Gas Supply,” and “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a discussion of the Company’s risks related to regulation, weather, gas supply and prices, and the capital-intensive nature of the Company’s business.
Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended December 31, 2007. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of EnergySouth, Inc. was held on January 25, 2008.

(b)	The following nominees were elected as Directors of the Company, to serve until the 2011 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld

Walter A. Bell	6,737,981	77,408
Harris V. Morrissette	6,742,540	72,850
The other Directors of the Company whose terms of office continued after the 2008 Annual Meeting are as indicated below:

To Serve Until the Annual
Director	Meeting of Stockholders in the year

John C. Hope, III	2009
Judy A. Marston	2009
S. Felton Mitchell, Jr.	2009
Thomas B. Van Antwerp	2009

C. S. “Dean” Liollio	2010
Robert H. Rouse	2010
J. D. Woodward	2010
(c)	At the Annual Meeting, the shareholders of the Company approved the 2008 Incentive Plan of EnergySouth, Inc. by the following vote:

Votes For:	4,305,753
Votes Against:	321,408
Abstentions:	298,835
Broker Non-Votes:	1,889,393

Item 5. Other Information
On February 6, 2008, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended December 31, 2007 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
99.1	Press release dated February 6, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC. (Registrant)
Date: February 8, 2008	/s/ C. S. Liollio
C. S. Liollio
President and Chief Executive Officer

Date: February 8, 2008	/s/ Charles P. Huffman
Charles P. Huffman
Executive Vice President and Chief Financial Officer