Form 10-Q
period 2008-03-31
ENERGYSOUTH INC
filed 2008-05-06
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2008
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
Common stock ($.01 par value) outstanding at May 2, 2008 — 8,107,884 shares.
ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		Page No.
PART I: FINANCIAL INFORMATION

Item 1	Financial Statements:

(a)	Unaudited Condensed Consolidated Balance Sheets March 31, 2008 and 2007 and September 30, 2007	3-4

(b)	Unaudited Condensed Consolidated Statements of Income Three and Six Months Ended March 31, 2008 and 2007	5

(c)	Unaudited Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2008 and 2007	6

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	7-22

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32-34

Item 4	Controls and Procedures	34

PART II: OTHER INFORMATION

Item 1A	Risk Factors	35

Item 5	Other Information	35

Item 6	Exhibits	35
Certification Pursuant to Section 302 - Chief Executive Officer
Certification Pursuant to Section 302 - Chief Financial Officer
Certification Pursuant to Section 906 - Chief Executive Officer
Certification Pursuant to Section 906 - Chief Financial Officer
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands	2008	2007	2007
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$11,601	$176	$336
Restricted Cash	48,759	1,751	47,995
Cash Held on Deposit in Margin Account	2,065		999
Receivables
Gas	19,591	14,183	10,106
Unbilled Revenue	3,466	2,224	1,499
Merchandise	1,754	1,978	1,926
Other	704	1,004	780
Allowance for Doubtful Accounts	(1,312)	(1,916)	(1,047)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,302	1,303	1,376
Gas Stored Underground (At Average Cost)	7,471	4,434	8,069
Regulatory Assets	7,435	5,109	5,015
Prepaid Taxes	2,218	498	2,088
Prepayments	4,508	2,852	3,320
Other	531		333

Total Current Assets	110,093	33,596	82,795

Property, Plant, and Equipment	374,842	300,783	311,249
Less: Accumulated Depreciation and Amortization	98,724	90,244	94,025

Property, Plant, and Equipment — Net	276,118	210,539	217,224
Construction Work in Progress	179,076	31,576	53,287

Total Property, Plant, and Equipment	455,194	242,115	270,511

Other Assets
Prepaid Pension Cost	11,989	783	11,827
Prepaid Postretirement Benefit	1,629	570	1,587
Deferred Charges	1,292	284	1,093
Prepayments	1,820	1,183	1,568
Regulatory Assets	27	109	27
Merchandise Receivables Due After One Year	2,436	2,971	3,038
Other	294

Total Other Assets	19,487	5,900	19,140

Total	$584,774	$281,611	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	March 31,		September 30,
In Thousands, Except Share Data	2008	2007	2007
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$5,987	$5,746	$5,900
Notes Payable	159,000	5,975	12,300
Accounts Payable	15,763	14,608	30,835
Dividends Declared	2,026	1,834	2,010
Customer Deposits	1,121	1,326	1,139
Taxes Accrued	3,986	2,484	3,752
Deferred Taxes	1,940	245	741
Interest Accrued	1,470	1,039	1,031
Regulatory Liabilities	4,946	7,296	6,017
Other	3,029	1,229	1,456

Total Current Liabilities	199,268	41,782	65,181

Other Liabilities
Deferred Income Taxes	30,409	26,716	28,748
Deferred Investment Tax Credits	186	206	196
Regulatory Liabilities	22,151	9,732	21,892
Asset Retirement Obligation	6,378	5,923	6,188
Other	2,136	1,477	1,566

Total Other Liabilities	61,260	44,054	58,590

	260,528	85,836	123,771

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 20,000,000 Shares; Outstanding March 2008 - 8,105,000; March 2007 - 7,975,000; September 2007 - 7,986,000 Shares)	81	80	80
Capital in Excess of Par Value	35,014	30,199	30,852
Retained Earnings	96,606	89,700	90,298
Accumulated Other Comprehensive Income (Loss), net of tax	(700)		22
Grantor Trust, at cost	(1,497)	(1,371)	(1,362)
Deferred Compensation Liability	1,497	1,371	1,362

Total Stockholders’ Equity	131,001	119,979	121,252
Minority Interest	74,740	6,304	6,962
Long-Term Debt	118,505	69,492	120,461

Total Capitalization	324,246	195,775	248,675

Total	$584,774	$281,611	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
ENERGYSOUTH, INC.	Ended March 31,		Ended March 31,
In Thousands, Except Per Share Data	2008	2007	2008	2007

Operating Revenues
Gas Revenues	$46,433	$45,591	$81,076	$83,250
Merchandise Sales	656	772	1,597	1,731
Other	283	299	571	610

Total Operating Revenues	47,372	46,662	83,244	85,591

Operating Expenses
Cost of Gas	19,889	19,869	32,898	36,301
Cost of Merchandise	577	633	1,357	1,382
Operations and Maintenance	8,594	7,980	17,070	15,335
Depreciation	3,113	2,751	6,294	5,513
Taxes, Other Than Income Taxes	3,153	2,940	5,647	5,573

Total Operating Expenses	35,326	34,173	63,266	64,104

Operating Income	12,046	12,489	19,978	21,487

Other Income and (Expense)
Interest Expense	(4,607)	(1,671)	(7,955)	(3,350)
Interest Capitalized	2,259	466	3,883	824
Interest Income	343	5	751	23
Minority Interest	43	(300)	(1)	(574)

Total Other Income (Expense)	(1,962)	(1,500)	(3,322)	(3,077)

Income Before Income Taxes	10,084	10,989	16,656	18,410
Income Taxes	3,813	4,158	6,298	6,965

Net Income	$6,271	$6,831	$10,358	$11,445

Earnings Per Share
Basic	$0.77	$0.86	$1.28	$1.44

Diluted	$0.77	$0.85	$1.27	$1.42

Average Common Shares Outstanding

Basic	8,104	7,970	8,097	7,962
Diluted	8,183	8,049	8,181	8,040

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
EnergySouth, Inc.	Ended March 31,

In Thousands	2008	2007

Cash Flows from Operating Activities
Net Income	$10,358	$11,445
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	6,449	5,685
Provision for Losses on Receivables and Inventory	672	978
Provision for Deferred Income Taxes	3,289	2,152
Minority Interest	1	574
Stock-Based Employee Compensation Expense	291	276
Changes in Operating Assets and Liabilities:
Cash Held in Margin Account	(1,066)
Receivables	(11,011)	(9,311)
Inventory	672	2,389
Payables	(15,962)	8,051
Taxes	103	1,608
Deferred Purchased Gas Adjustment	(1,851)	(2,575)
Other	(1,825)	780

Net Cash Provided (Used) by Operating Activities	(9,880)	22,052

Cash Flows from Investing Activites
Capital Expenditures	(189,222)	(19,058)
Changes in Restricted Cash	(764)	(9)

Net Cash Used in Investing Activities	(189,986)	(19,067)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(1,867)	(1,741)
Debt Issuance Costs	(1,137)
Changes in Short-Term Borrowings	146,700	675
Payment of Dividends	(4,050)	(3,664)
Dividend Reinvestment	175	174
Exercise of Stock Options	2,435	417
Excess Tax Benefits from Share Based Payments	1,098	122
Capital Contribution from Minority Interest Holder	67,858
Partnership Distributions to Minority Interest Holders	(81)	(64)

Net Cash Provided (Used) by Financing Activities	211,131	(4,081)

Net Increase (Decrease) in Cash and Cash Equivalents	11,265	(1,096)

Cash and Cash Equivalents at Beginning of Period	336	1,272

Cash and Cash Equivalents at End of Period	$11,601	$176

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$4,729	$997

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
Note 2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Annual Report on Form 10-K/A of the Company for the fiscal year ended September 30, 2007.
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and six- month periods ended March 31, 2008 and 2007 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended March 31, 2008 and 2007:

	Twelve Months
EnergySouth, Inc.	Ended March 31,
In Thousands, Except Per Share Data	2008	2007

Operating Revenues	$132,685	$130,556

Cost of Gas	45,770	49,506
Cost of Merchandise	2,658	2,948
Operations and Maintenance Expense	33,004	28,626
Depreciation Expense	11,798	10,823
Taxes, Other Than Income Taxes	9,166	9,079

Operating Income	30,289	29,574

Interest Expense	(11,977)	(6,709)
Allowance for Borrowed Funds Used During Construction	5,350	1,414
Interest Income	1,029	73
Less: Minority Interest	(749)	(1,164)

Income Before Income Taxes	$23,942	$23,188

Income Taxes	8,996	8,853

Net Income	$14,946	$14,335

Earnings Per Share
Basic	$1.86	$1.80

Diluted	$1.84	$1.79

Average Common Shares Outstanding
Basic	8,039	7,950

Diluted	8,114	8,014

Note 3. Stock-Based Compensation
On January 25, 2008, the stockholders approved the 2008 Incentive Plan of EnergySouth, Inc. (2008 Plan) for the purpose of attracting, retaining, and motivating executive officers and other key employees. Awards granted under the 2008 Plan may be in the form of (i) stock options, including both incentive stock options and nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) cash payments. The Board of Directors has reserved 250,000 shares of the Company’s authorized but unissued Common Stock for awards that may be granted under the 2008 Plan. Awards are granted at a price that is not less than 100% of the fair market price on the date the grant is approved by the Board of Directors in accordance with the terms of the 2008 Plan.
The 2008 Plan supersedes the 2003 Stock Option Plan of EnergySouth, Inc. (2003 Stock Option Plan) with regard to all stock option awards made after the effective date of the 2008 Plan. The 2003 Stock Option Plan will remain effective as to all stock option awards made and outstanding prior to the effective date of the 2008 Plan. Options were granted at an option price which represents the market price on the date the grant is approved by the Board of Directors in accordance with the terms of the 2003 Stock Option Plan.

Stock Options:
Stock options granted under the 2008 Plan become one-third exercisable on the first anniversary of the grant date and an additional one-third become exercisable each succeeding year. Stock options granted under the 2003 Stock Option Plan become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. Under both plans, no option may be exercised after the expiration of ten years from the grant date.
Effective October 1, 2005, the Company adopted SFAS 123R on a modified prospective basis. Under this method, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005 based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the six months ended March 31, 2008 and 2007 was $251,000 and $276,000, respectively. The income tax benefit recognized in the income statement for these stock options during the six months ended March 31, 2008 and 2007 was approximately $95,000 and $103,000, respectively. The impact of stock option expense was to reduce net income by $156,000 and $173,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.02 per diluted share for the six months ended March 31, 2008 and March 31, 2007, respectively.
The Company granted stock options during the six months ended March 31, 2008. In calculating the impact for options granted, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Options granted during the six months ended March 31, 2008 have a weighted average fair value of $12.45 as calculated using the following assumptions: a weighted average stock price volatility of 21.4%, a weighted average expected life of six years, a weighted average risk free interest rate of 3.6% and a weighted average dividend yield of 2.0%.
A summary of option activity under the 2008 Plan and the 2003 Stock Option Plan as of March 31, 2008 and changes during the six months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2007	441,100	$29.087	7.44 years	$9,410

Granted	38,500	57.120
Exercised	(112,488)	21.647
Forfeited	(3,725)	34.803

Outstanding at March 31, 2008	363,387	$34.301	7.578 years	$6,501

Exercisable at March 31, 2008	160,313	$23.393	5.117 years	$4,616

The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was approximately $3,379,000 and $371,000, respectively. The fair value of options that vested during the six months ended March 31, 2008 and 2007 was approximately $158,000 and $317,000, respectively.
At March 31, 2008, there was approximately $1,388,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.77 years.
During the six months ended March 31, 2008 and 2007, cash received from options exercised was $2,435,000 and $417,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $1,098,000 and $122,000, respectively.
Performance Shares:
The 2008 Plan provides for the granting of performance awards payable in any form described above upon the attainment of specific performance goals as established by the Board of Directors during the performance period which shall not be less that one year and not more than ten years.
On January 25, 2008, the Board of Directors granted a target number of performance-based shares, each representing the right to receive, on a one-for-one basis, shares of the Company’s Common Stock. Depending on the Company’s performance as defined and measured by criteria established by the Compensation Committee of the Board of Directors for the three-year period ending December 31, 2010, each grantee may receive from nothing up to 150% of the target award. Each performance share that vests on December 31, 2010 will be settled in shares of the Company’s Common Stock. The performance share awards have been valued using a Monte Carlo model. The Monte Carlo model uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award.
A summary of performance share award activity under the 2008 Plan as of March 31, 2008 is presented below:

Performance
Shares

Outstanding at September 30, 2007	—

Granted	14,960
Exercised	—
Forfeited	(340)

Outstanding at March 31, 2008	14,620

The Company recorded expense of $40,000 for the six months ended March 31, 2008 for performance share awards with a related deferred income tax benefit of $15,000. As of March 31, 2008, there was $676,000 of total unrecognized compensation cost related to performance share awards. These awards have a weighted average requisite service period of 2.83 years.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended March 31, (in thousands)	2008	2007	2008	2007

Service cost	$176	$199	$40	$40
Interest cost	503	478	37	49
Amortization of prior service cost	22		(19)	(19)
Amortization of unrecognized gain	(26)	23	(3)	7
Expected return on plan assets	(779)	(702)	(83)	(73)

Net periodic benefit cost (credit)	$(104)	$(2)	$(27)	$4

	Pension		Postretirement
	Benefits		Benefits
For the six months ended March 31, (in thousands)	2008	2007	2008	2007

Service cost	$387	$419	$79	$79
Interest cost	1,001	957	79	97
Amortization of prior service cost	45		(38)	(38)
Amortization of unrecognized gain/(loss)	(58)	47	(3)	13
Expected return on plan assets	(1,560)	(1,405)	(165)	(145)

Net periodic benefit cost (credit)	$(185)	$18	$(48)	$6

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

The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	March 31,		March 31,		September 30,
	2008		2007		2007
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$6,587		$4,491		$4,736
Weather Normalization Adjustment	764		451		112
ESR Fund	83		167	$83	167
Asset Retirement Cost		$27		27		$27
Other

Regulatory Assets	$7,434	$27	$5,109	$110	$5,015	$27

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Contract Buyout	1,773		2,702		2,188
Gross Receipt Tax Collections	1,875		3,254		2,468
Accrued Dismantling Costs		$10,085		$9,634		$9,818
Over-funded Pension and Postretirement
Benefit Plans		11,983				11,984
Other	405	83	340	98	361	90

Regulatory Liabilities	$5,053	$22,151	$7,296	$9,732	$6,017	$21,892

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At March 31, 2008 and 2007, the net acquisition adjustments were $4,887,000 and $4,975,000, respectively, and the balance at September 30, 2007 was $5,063,000.
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

A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Six Months
EnergySouth, Inc.	Ended March 31,		Ended March 31,
In Thousands	2008	2007	2008	2007

Weighted Average Common Shares	8,104	7,970	8,097	7,962

Effect of Dilutive Securities:
Options to Purchase Common Stock	79	79	84	78

Diluted Average Common Shares	8,183	8,049	8,181	8,040

Stock option awards to purchase approximately 38,500 shares as of March 31, 2008 were not include in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive as the option exercise price was greater than the shares’ market prices during this period.
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

For the three months ended	Natural Gas	Natural Gas
March 31, 2008 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$41,146	$6,466	$836	$(1,076)	$47,372

Cost of Gas	20,965			(1,076)	19,889
Cost of Merchandise			577		577
Operations and Maintenance Expense	5,399	2,846	349		8,594
Depreciation Expense	2,169	944			3,113
Taxes, Other Than Income Taxes	2,757	351	45		3,153

Operating Income	9,856	2,325	(135)		12,046

Interest Income	1	811	2,398	(2,867)	343
Interest Expense	(922)	(4,297)	(2,255)	2,867	(4,607)
Interest Capitalized	9	2,250			2,259
Less: Minority Interest	—	43			43

Income Before Income Taxes	$8,944	$1,132	$8		$10,084

For the three months ended	Natural Gas	Natural Gas
March 31, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$41,304	$5,376	$1,058	$(1,076)	$46,662

Cost of Gas	20,945			(1,076)	19,869
Cost of Merchandise			633		633
Operations and Maintenance Expense	6,426	1,101	453		7,980
Depreciation Expense	2,098	653			2,751
Taxes, Other Than Income Taxes	2,682	243	15		2,940

Operating Income	9,153	3,379	(43)		12,489

Interest Income	1	36	286	(318)	5
Interest Expense	(878)	(983)	(128)	318	(1,671)
Interest Capitalized	6	460			466
Less: Minority Interest		(300)			(300)

Income Before Income Taxes	$8,282	$2,592	$115		$10,989

For the six months ended	Natural Gas	Natural Gas
March 31, 2008 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$70,529	$12,804	$2,045	$(2,134)	$83,244

Cost of Gas	34,860	172		(2,134)	32,898
Cost of Merchandise			1,357		1,357
Operations and Maintenance Expense	10,884	5,368	818		17,070
Depreciation Expense	4,394	1,900			6,294
Taxes, Other Than Income Taxes	4,892	692	63		5,647

Operating Income	15,499	4,672	(193)		19,978

Interest Income	1	1,636	3,818	(4,704)	751
Interest Expense	(1,899)	(7,314)	(3,446)	4,704	(7,955)
Interest Capitalized	41	3,842			3,883
Less: Minority Interest		(1)			(1)

Income Before Income Taxes	$13,642	$2,835	$179		$16,656

For the six months ended	Natural Gas	Natural Gas
March 31, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$74,534	$10,877	$2,319	$(2,139)	$85,591

Cost of Gas	38,440			(2,139)	36,301
Cost of Merchandise			1,382		1,382
Operations and Maintenance Expense	12,143	2,270	922		15,335
Depreciation Expense	4,197	1,316			5,513
Taxes, Other Than Income Taxes	5,051	488	34		5,573

Operating Income	14,703	6,803	(19)		21,487

Interest Income	1	80	564	(622)	23
Interest Expense	(1,688)	(1,959)	(325)	622	(3,350)
Interest Capitalized	19	805			824
Less: Minority Interest		(574)			(574)

Income Before Income Taxes	$13,035	$5,155	$220		$18,410

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
To minimize the risk of fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. Midstream has entered into park and loan transactions with pipelines and with Storage which allow it to park gas on or borrow gas from the pipeline or storage facility in one period and reclaim gas from or repay gas to the pipeline in a subsequent period. Midstream entered into forward NYMEX contracts to hedge anticipated sales of inventory that is parked. At March 31, 2008, these derivative transactions are designated as cash flow hedges under SFAS 133. Derivative gains or losses arising from cash flow hedges are recorded in Other Comprehensive Income (OCI) and are reclassified into earnings in the same period the underlying hedged item is reflected in the income statement. As of March 31, 2008, the ending balance in Accumulated OCI for derivative transactions designated as cash flow hedges under SFAS 133 was a loss of $700,000, net of taxes. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is recorded into earnings in the period in which it occurs. As of March 31, 2008, Midstream had immaterial hedge ineffectiveness.
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

	March 31,	September 30,
Fair Value (in thousands)	2008	2007

Energy Marketing and Risk Management Assets, current	$466	$117
Energy Marketing and Risk Management Assets, long-term	295
Energy Marketing and Risk Management Liabilities, current	(1,753)	(35)
Energy Marketing and Risk Management Liabilities, long-term	(8)

Net Assets (Liabilities)	$(1,000)	$82

For the three and six months ended March 31, 2008, accumulated other comprehensive income decreased $892,000 and $722,000, net of tax, respectively. These decreases in the deferred hedging position were due primarily to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts. The net deferred hedging losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. Approximately 83% of the deferred hedging loss as of March 31, 2008 is expected to be recognized in net income within the 2008 fiscal year.
Note 9. Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) consisted of the following:

	Three Months Ended March 31,

(in thousands)	2008	2007
Net Income	$6,271	$6,831
Other Comprehensive Income (Loss):
Current period change in fair value of derivative instruments, net of tax benefit of $664	(1,093)
Reclassification adjustment for derivative instruments, net of tax of $122	201

Comprehensive Income (Loss)	$5,178	$6,831

	Six Months Ended March 31,
(in thousands)	2008	2007
Net Income	$10,358	$11,445
Other Comprehensive Income (Loss):
Current period change in fair value of derivative instruments, net of tax benefit of $447	(736)
Reclassification adjustment for derivative instruments, net of tax of $9	14

Comprehensive Income (Loss)	$9,622	$11,445

Accumulated Other Comprehensive Income (Loss) consisted of the following:

	March 31,	September 30,
(in thousands)	2008	2007
Unrealized gain (loss) on hedges, net of tax of $426 and $13	$(700)	$22

Note 10. Acquisition of Assets
On October 31, 2007, Midstream formed a limited liability company, Mississippi Hub Acquisition Company LLC (“Acquisition”), that is 60% owned by Midstream and 40% owned by certain funds managed by affiliates of Fortress Investment Group LLC (the “Fortress Funds”) for the purpose of acquiring the assets of Mississippi Hub, LLC that had begun development of an underground natural gas storage facility in April 2007. On November 28, 2007, Acquisition acquired the net assets of Mississippi Hub, LLC for $140 million. SFAS No. 141, “Business Combinations” refers to EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” to provide guidance on determining whether the acquisition of an asset group constitutes a business combination. Based on this guidance, and primarily due to the fact that the assets purchased are currently in the development stage, it was determined that the acquisition should be accounted for as the purchase of a group of assets. Commercial operations are expected to commence near the end of calendar year 2009 when the first of two caverns is completed.
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

At March 31, 2008, Mobile Gas had not entered into derivative instruments that did not qualify and were not designated as normal purchases under SFAS 133. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism as the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for a period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility.
As part of a project to identify, evaluate and select new Customer Information System (CIS) software, on June 30, 2006 Mobile Gas entered into contracts with SAP America, Inc. for the purchase of CIS software and with Axon Solutions, Inc. for related implementation and consulting services. The new system was completed and placed into service on March 1, 2008.
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of March 31, 2008, Bay Gas had entered into contracts for services to be performed in the development of the fourth storage cavern and pipeline facilities.
As of March 31, 2008, Mississippi Hub had entered into contracts for services to be performed in the development of an underground salt-dome storage cavern and related surface facilities.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Mobile Gas		Bay Gas		Mississippi Hub
	Gas		Minimum
Fiscal	Supply	Implemention of	Payments for	Construction	Construction	Total
Year	Contracts	CIS Software	Service Fees	Contracts	Contracts	Commitments

Remaining 2008	$4,066	$1,418	$319	$29,755	$18,862	$54,420
2009	1,498		638	21,603	4,691	28,430
2010	1,141		638	6	82	1,867
2011	815		638		82	1,535
2012			638			638
2013 - and thereafter			31,950			31,950

Total	$7,520	$1,418	$34,821	$51,364	$23,717	$118,840

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
There were no adjustments to the Company’s current or deferred taxes as a result of the implementation of FIN 48. Interest and penalties recognized on the liability for unrecognized tax benefits are classified as income tax expenses. The U.S. Federal statute of limitations expires during the third quarter of 2008 for the Company’s 2003 and 2004 tax years. The Company does not expect a significant increase or decrease in its liability for unrecognized tax benefits within 12 months of this reporting date. The Company files income tax returns in the U. S. federal and various state jurisdictions. Generally, the Company is not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.
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
Results Of Operations
Consolidated Earnings
Earnings per share for the three and six months ended March 31, 2008 decreased $0.08 and $0.15 per diluted share, respectively, as compared to the same prior-year periods. The decrease in earnings for the three- and six- month periods ended March 31, 2008 was driven by the expansion of the Company’s midstream operations. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s midstream operations decreased $0.11 and $0.18 per diluted share for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods. The decrease in earnings was due primarily to increased operating expenses incurred as a result of the continuing expansion of the midstream operations, including the acquisition of assets in November 2007 to be developed in Mississippi. The Company acquired assets in Mississippi in November 2007 and is currently developing storage caverns at that location. Expenses also increased in anticipation of a third storage cavern in McIntosh, Alabama going into service on April 1, 2008 which increased the storage capacity of that facility from 6.0 Bcf to 11.4 Bcf of working gas. Additional compressors which will serve the third cavern, as well as existing caverns, went into service in December 2007. As such, the Company incurred additional net interest expense of $0.04 and $0.06 per diluted share in the current year three- and six month periods, respectively, that was previously being capitalized. Since the compressors are eligible for a fifty percent additional first year tax depreciation allowance under the Gulf Opportunity Zone Act of 2005, the Company will realize tax savings of approximately $4 million. These increases in expense were partially offset by increased revenues from short-term storage agreements.

Earnings from the Company’s natural gas distribution business increased $0.04 per diluted share, respectively, for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods due primarily to a decline in operating expenses.
Earnings from other business operations for the three- and six- month periods ended March 31, 2008 declined $0.01 per diluted share, respectively, as compared to the same prior-year periods due primarily to a decrease in merchandise sales and related activities.
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
Financial information about the distribution business segment in shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Natural gas distribution revenues decreased $158,000 (less than 1%) and $4,005,000 (5%) during the three- and six-month periods ended March 31, 2008 as compared to the same prior-year periods. Rate adjustments which reflect a decrease in gas costs paid to suppliers are the predominant reason for the decrease in revenues during the three- and six- month periods ended March 31, 2008.

The RSE rate adjustment that went into effect on December 1, 2007 also contributed to the decrease in revenues for the second quarter of fiscal 2008. These decreases were partially offset by the amortization to revenues of the regulatory liability for gross receipts taxes. The decline in revenues for the six months ended March 31, 2008 was also partially offset by the RSE rate adjustment increase which went into effect on December 1, 2006.
Revenues from the sale of natural gas to temperature sensitive customers decreased $92,000 and $4,246,000 (7%), respectively, for the three- and six- month periods ended March 31, 2008 due to the rate adjustments noted above. Additionally, revenues decreased during the six month period due to an 8% decline in volumes delivered to customers as Mobile Gas’ service territory experienced weather that was 6% warmer than normal and 4% warmer than the prior year. A decline of approximately 1% in the number of temperature-sensitive customers served during the current-year periods also contributed to the decrease in revenues.
Revenues from the sale of natural gas to large commercial and industrial customers decreased $67,000 (2%) for the three-month period ended March 31, 2008 due to the rate adjustments noted above. Revenues increased $198,000 (3%) for the six- month period ended March 31, 2008 due primarily to a 5% increase in volumes delivered to customers during the current year period. Volumes were significantly higher in the first quarter of fiscal 2008 as a result of the unique operational needs of one industrial customer which accounted for increased revenues of $728,000. The increased revenues realized from this customer’s usage were partially offset by the rate adjustments noted above. The increased usage by this customer was an isolated event and, as expected, did not continue in the second fiscal quarter.
Revenues from the transportation of natural gas to large commercial and industrial customers increased $7,000 and $77,000 (2%) during the three- and six-month periods ended March 31, 2008, due primarily to an increase in volumes transported of 18% and 26%, respectively, and the amortization of the regulatory liability for gross receipts taxes. Increased revenues were partially offset by a reduction in the amortization of the regulatory liability for the Termination Agreement with Corus as approved by the APSC. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.
The cost of natural gas for the three month period ended March 31, 2008 approximated that for the same prior-year period. The cost of natural gas decreased $3,580,000 (9%) for the six-month period ended March 31, 2008 as compared to the same prior-year period due primarily to lower natural gas commodity prices and a decrease in the volumes delivered to temperature-sensitive customers.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, decreased approximately 1.0% and 0.5%, respectively, for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods. Increased margins realized from the return of the regulatory liability for gross receipts tax collections to ratepayers were more than offset by a decline in usage per degree-day by temperature-sensitive customers, the RSE rate adjustment decrease which was effective December 1, 2007, and a decline in the number of temperature-sensitive customers served. The margins for the six months ended March 31, 2008 were also positively impacted by the RSE rate adjustment increase which was effective December 1, 2006. Consumption by residential temperature-sensitive customers, when adjusted for weather, decreased approximately 5% and 7%, respectively, during the three- and six-

months ended March 31, 2008 compared to the same prior year periods. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and the duration of cold weather.
Operations and maintenance (O&M) expenses decreased $1,027,000 (16%) for the three months ended March 31, 2008 due to a decline in compensation and benefits expenses of approximately $441,000, a decrease in reserves for uncollectible accounts of $295,000 and a decrease in advertising related expenses of $210,000. O&M expenses decreased $1,259,000 (10%) for the six months ended March 31, 2008 as compared to the same prior-year period due to a decline in compensation and benefits expenses of approximately $938,000, a decrease in bad debt expense of $313,000 and a decrease in advertising related expenses of $146,000.
Depreciation expense increased $71,000 (3%) and $197,000 (5%), respectively, for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $75,000 (3%) and decreased $159,000 (3%), respectively, for the three- and six- month periods ended March 31, 2008 due primarily to the fluctuation in revenues.
Interest expense increased $44,000 (5%) and $211,000 (12.5%), respectively, for the three-and six- month periods ended March 31, 2008 as compared to the same prior-year periods due primarily to increased short-term borrowings.
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
The construction of natural gas-fired electric generation facilities in the Southeast has provided opportunities to provide increased gas storage and transportation services. Construction of Bay Gas’ second storage cavern was completed and the cavern was placed into service April 1, 2003. Currently, the second storage cavern has a working capacity of approximately 3.7 Bcf. Bay Gas’ third storage cavern and related facilities were placed into service on April 1, 2008. The new third cavern increases total working gas capacity by 5.4 Bcf, bringing total working gas capacity to 11.4 Bcf. An additional 0.4 Bcf of working gas capacity was achieved during the development process, over the original planned capacity of 5.0 Bcf for the third cavern. The cavern’s original storage capacity was fully contracted in August of 2006. Additional capacity development of 0.6 Bcf in one or more of the first three caverns is currently planned to ultimately increase the total working gas capacity of Bay Gas to 12.0 Bcf and injection and withdrawal capacities to 450 MMcf per day and 1.2 Bcf per day, respectively.
Additional planned development includes two new 5.0 Bcf high deliverability underground salt-dome caverns together with a new pipeline interconnect with Transco and an additional pipeline interconnect with Florida Gas Transmission. Midstream is currently communicating with potential customers in an effort to secure agreements for firm storage services. Bay Gas has drilled a well and has begun salt cavern leaching for development of the fourth cavern and its related pipeline interconnects and plans to move forward with development of the fifth cavern. Cavern four has an expected in service date of the first quarter of 2010 and would add 5.0 Bcf of total working gas capacity.
On November 28, 2007, Mississippi Hub acquired certain natural gas storage assets currently under development. The previous owners received 7(c) FERC approval in February 2007 and began development of natural gas storage facilities and appurtenant pipeline facilities in Simpson County, Mississippi in April 2007. Midstream held a non-binding “open season” in January 2008 to assess interest for up to 12.0 Bcf of high deliverability natural gas storage capacity from two salt dome storage caverns to be developed by Mississippi Hub. Midstream expects to complete pipeline interconnects with Sonat, SESH, and Transco. The first of the two caverns is expected to be operational near the end of calendar year 2009. The second cavern has a planned in-service date of mid-2011.
Financial information about the midstream business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Midstream’s revenues increased $1,000,000 (18%) and $1,826,000 (17%), respectively, during the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods due to increased revenues from short-term storage agreements. Under the short-term agreements, available working gas capacity is provided or available gas is loaned to customers on an interruptible basis, thereby optimizing the use of cavern capacity.
Operations and maintenance (O&M) expenses increased $1,745,000 and $3,098,000 during the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods due to increased expenses incurred as a result of the continuing expansion of Midstream’s operations, including the development of the Mississippi Hub assets acquired in November 2007.

The increase in expenses resulted from an increase in compensation and related benefits of approximately $799,000 and $1,473,000, respectively, increased legal expenses of $158,000 and $305,000, respectively, consulting services of $266,000 and $385,000, respectively, increased expenses of $68,000 and $140,000, respectively, related to Bay Gas’ cavern lease payments, and increased office expenses and general repairs and maintenance due to the growth of Midstream’s operations.
Depreciation expense increased $291,000 (44%) and $584,000 (44%), respectively, for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year period due to increased investment in property, plant and equipment.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $108,000 (44%) and $204,000 (42%), respectively, during the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods.
Interest expense increased $3,314,000 and $5,355,000, respectively, for the three- and six- month periods ended March 31, 2008 due primarily to increased borrowings to fund Midstream’s capital expansion projects at Bay Gas and Mississippi Hub.
Capitalized interest costs increased $1,790,000 and $3,037,000, respectively, for the three- and six- month periods ended March 31, 2008 due to the ongoing construction of Bay Gas’ third and fourth storage caverns and the purchase and development of storage assets of Mississippi Hub.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership and the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest also reflects the minority membership’s share of pre-tax earnings of Mississippi Hub LLC. Minority interest decreased $343,000 and $573,000, respectively, during the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods due to pretax losses of Mississippi Hub.
Other
The Company provides merchandising, financing, and other energy-related services through Mobile Gas, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities for the three- and six- month periods ended March 31, 2008 decreased $107,000 and $41,000, respectively, due primarily to a decrease in merchandise sales and related merchandising activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense decreased $345,000 (8%) and $667,000 (10%) for the three- and six- month periods ended March 31, 2008 as compared to the same prior-year periods.

Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Operating activities used $31,932,000 more cash during the six-month period ended March 31, 2008 than in the same period last fiscal year due to a decrease in accounts payable of $24,023,000 as payables for natural gas at September 30, 2007 were significantly higher due to the trading activities of Services. Operating activities also used more cash due to an increase in gas inventory stored underground of $1,580,000, an increase in current taxes paid of $1,615,000, an increase in accounts receivable of $1,700,000, an increase in cash held on deposit in a margin account for trading of $1,066,000, and a decrease in net income of $1,086,000. Additionally, cash during the current-year period decreased due to the final cash payment of $1,350,000 received from Corus in October 2006 in accordance with the terms of the Termination Agreement as discussed in Note 5 above. Offsetting these cash flows used in operating activities was an increase in the collections of gas costs of $723,000.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the six months ended March 31, 2008, the Company used cash of $189,986,000 for investing activities including the purchase of its interest in the net assets of Mississippi Hub and the construction of distribution and storage facilities, purchases of equipment and other general improvements. Midstream invested $154,353,000 in the purchase and development of its interest in Mississippi Hub and $29,034,000 in the development of Bay Gas’ third and fourth salt-dome storage caverns. The remainder was invested in Mobile Gas’ distribution system and other general improvements. During the six-month period ended March 31, 2007, the Company used cash of $19,067,000 for the purchase and construction of distribution and storage facilities, purchases of equipment and other general improvements, of which $13,155,000 was used in the ongoing development of Bay Gas’ third salt-dome storage cavern.
Financing activities provided cash of $211,131,000 during the six months ended March 31, 2008 due primarily to $146,700,000 in increased borrowings under the Company’s amended credit facility discussed below and $67,858,000 in capital contributions from the minority partner for its 40% interest in Mississippi Hub. Cash was also provided by stock options exercised and the related tax benefits realized from share-based payments of $3,533,000. These cash receipts were offset by the payment of quarterly dividends of $4,050,000, repayment of long-term debt of $1,867,000 and debt issuance costs of $1,137,000 related to the amendment of the Company’s credit facility. Financing activities used cash of $4,081,000 during the six months ended March 31, 2007 due primarily to the payment of quarterly dividends of $3,664,000, payments on long term debt of $1,741,000, and partnership distributions. Partially offsetting these cash payments was an increase in short term borrowings of $675,000 and stock options exercised of $539,000.
Midstream’s anticipated capital expenditures include Bay Gas’ projected expenditures for fiscal 2008 and include continuing development of a fourth storage cavern designed to provide 5.0 Bcf of working gas capacity and starting construction of a fifth storage cavern. Bay Gas will also begin construction of a 29 mile pipeline from the storage facilities in McIntosh, Alabama to connect to the Transco pipeline in north Mobile County. The Company expects fiscal 2008 capital expenditures by Bay Gas to total approximately $100 million.
On November 28, 2007, Midstream and the Fortress Funds completed the acquisition of the net assets of Mississippi Hub LLC, for $140 million. Mississippi Hub LLC expects to spend an additional $75 million in fiscal 2008 for development and construction of a storage cavern, supporting facilities and pipelines.
In August 2007, the Industrial Development Authority of Washington County, Alabama issued $55 million in Industrial Development Revenue Bonds (the Bonds) due August 15, 2037, and loaned these funds to Bay Gas for financing of storage facilities construction. In connection with the bond issuance, Bay Gas caused a $55 million letter of credit (Letter of Credit) to be issued to secure payment of the Bonds. On November 28, 2007, the Company amended its existing $100 million credit facility with a new 364 day $250 million credit facility with a group of banks which also provides credit availability for Bay Gas’ Letter of Credit, for additional letters of credit, and for a revolving credit line. The Company used this credit facility to fund its $84 million capital contribution in connection with the acquisition of its Mississippi Hub LLC interest. At March 31, 2008, the Company had $36 million available for borrowing on its revolving credit agreement and $46 million in unused funds from the Bonds which are included in restricted cash on the Unaudited Condensed Consolidated Balance Sheet.
The Company expects to fund near-term construction at Bay Gas through the continued draw down of funds from the Bond proceeds, the new credit facility, internal cash generation, and minority partner contributions. Mississippi Hub LLC near term construction will be funded from the new credit facility and minority member contributions. Longer term capital expenditures for both Bay Gas and Mississippi Hub LLC are planned to be funded through the issuance of long-term debt and equity. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 11, 2008 which provides the company to offer, issue and sell, from time to time, up to $150,000,000 of debt and/or equity securities.

The table below summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2008:

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal Years
Type of Contractual	Fiscal Year	Year	Year	Year	Year	2013 and
Obligations (in thousands):	2008	2009	2010	2011	2012	thereafter

Long-Term Debt	$4,031	$6,054	$5,653	$5,955	$6,307	$96,492
Interest Payments (1)	3,523	6,457	5,960	5,489	4,990	41,716
Estimated Future Minimum Payments for Bay Gas Service Fees	319	638	638	638	638	31,950
Construction Contracts for Bay Gas’ Storage Facilities	29,755	21,603	6
Construction Contracts for Mississippi Hub Storage Facilities	18,862	4,691	82	82
Implementation of CIS Software	1,418
Gas Supply Contracts	4,066	1,498	1,141	815

Total	$61,974	$40,941	$13,480	$12,979	$11,935	$170,158

(1)	Amounts include estimated interest payments on $55 million Industrial Revenue Bonds and are based on the effective rate as of March 31, 2008 of 2.20%.
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
At March 31, 2008, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in

“Results of Operations” under “Natural Gas Distribution” within Item 2 above , the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
Midstream. Midstream is engaged in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments, such as forward contracts, futures contracts and swaps, to reduce the exposure to the risk of changes in the price of natural gas. The fair value of these derivative financial instruments reflects the estimated amounts that Midstream would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. The fair value of derivative instruments is determined through a combination of prices actively quoted on national exchanges, prices provided by other external sources and prices based on models and other valuation methods. The following tables show the components of change in fair value of derivative instruments utilized in Midstream’s energy marketing and risk management assets and liabilities during the three and six months ended March 31, 2008.

Three Months
Ended
(in thousands)	March 31, 2008

Net fair value of contracts outstanding at December 31, 2007	$475
Net fair value of new contracts entered into during the period	(69)
Contracts realized or otherwise settled during the period	(431)
Other changes in fair value	(975)

Net fair value of contracts outstanding at March 31, 2008	(1,000)
Less net fair value of contracts outstanding at December 31, 2007	(475)

Unrealized gain (loss) related to changes in the fair value of derivative instruments	$(1,475)

Six Months
Ended
(in thousands)	March 31, 2008

Net fair value of contracts outstanding at September 30, 2007	$82
Net fair value of new contracts entered into during the period	(671)
Contracts realized or otherwise settled during the period	(13)
Other changes in fair value	(398)

Net fair value of contracts outstanding at December 31, 2007	(1,000)
Less net fair value of contracts outstanding at September 30, 2007	(82)

Unrealized gain (loss) related to changes in the fair value of derivative instruments	$(1,082)

Approximately 83% of Midstream’s derivative contracts at March 31, 2008 are expected to be recognized in net income within fiscal 2008 and the balance by March 31, 2009.
EnergySouth measures the market risk associated with Midstream’s trading portfolios using a Value-at-Risk (VaR) methodology. VaR is a common risk metric used in the industry that measures the expected maximum loss in the portfolio over a specified time horizon. Midstream uses a one-day holding period and a 95% confidence interval in its VaR determination. The following table details the average, high and low VaR for the three- and six- month periods ended March 31, 2008.

	Three Months	Six Months
	Ended	Ended
VaR (in thousands)	March 31, 2008	March 31, 2008

Average	$130	$127
High	256	316
Low	85	25

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
Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2008. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
Effective March 1, 2008, Mobile Gas implemented new CIS software for the Company’s distribution system which involved changes in internal controls inherent in the Company’s systems and related billing and collection processing controls. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 5. Other Information
On May 2, 2008, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended March 31, 2008 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated May 2, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.
(Registrant)

Date: May 6, 2008	/s/ C. S. Liollio C. S. Liollio President and Chief Executive Officer

Date: May 6, 2008	/s/ Charles P. Huffman

Charles P. Huffman Senior Vice President and Chief Financial Officer