Form 10-Q
period 2008-06-30
ENERGYSOUTH INC
filed 2008-08-08
CIK 1051286

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock ($.01 par value) outstanding at August 5, 2008 – 8,111,663 shares.

ENERGYSOUTH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

Page No.
PART I: FINANCIAL INFORMATION

Item 1 Financial Statements:

(a) Unaudited Condensed Consolidated Balance Sheets June 30, 2008 and 2007 and September 30, 2007	3 - 4

(b) Unaudited Condensed Consolidated Statements of Income Three and Nine Months Ended June 30, 2008 and 2007	5

(c) Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2008 and 2007	6

(d) Notes to Unaudited Condensed Consolidated Financial Statements	7 - 23

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 33

Item 3 Quantitative and Qualitative Disclosures About Market Risk	34 - 36

Item 4 Controls and Procedures	36

PART II: OTHER INFORMATION

Item 1A Risk Factors	37

Item 5 Other Information	37

Item 6 Exhibits	37
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO
Press Release

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands	2008	2007	2007
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$21,800	$57	$336
Restricted Cash	49,111	1,910	47,995
Cash Held on Deposit in Margin Account	9,877		999
Receivables
Gas	13,084	7,594	6,419
Gas — Energy Marketing, Trading and Risk Management	5,512		3,687
Unbilled Revenue	1,998	1,576	1,499
Merchandise	2,310	1,887	1,926
Other	1,025	808	780
Allowance for Doubtful Accounts	(1,842)	(1,582)	(1,047)
Materials, Supplies, and Merchandise, net (At Average Cost)	1,343	1,354	1,376
Gas Stored Underground (At Average Cost)	58,431	6,963	8,069
Regulatory Assets	5,862	3,931	5,015
Deferred Income Taxes	2,451	117
Prepaid Taxes	2,482	1,029	2,088
Prepayments	3,179	2,829	3,320
Energy Marketing, Trading and Risk Management Assets	11,694	15	333

Total Current Assets	188,317	28,488	82,795

Property, Plant, and Equipment	381,825	302,727	311,249
Less: Accumulated Depreciation and Amortization	100,980	92,254	94,025

Property, Plant, and Equipment — Net	280,845	210,473	217,224
Construction Work in Progress	202,373	43,471	53,287

Total Property, Plant, and Equipment	483,218	253,944	270,511

Other Assets
Prepaid Pension Cost	12,069	783	11,827
Prepaid Postretirement Benefit	1,650	568	1,587
Deferred Charges	1,451	686	1,093
Prepayments	2,375	981	1,568
Regulatory Assets	27	67	27
Merchandise Receivables Due After One Year	2,380	2,895	3,038
Energy Marketing, Trading and Risk Management Assets	640

Total Other Assets	20,592	5,980	19,140

Total	$692,127	$288,412	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

EnergySouth, Inc.	June 30,		September 30,
In Thousands, Except Share Data	2008	2007	2007
	(Unaudited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
Current Maturities of Long-Term Debt	$6,009	$5,834	$5,900
Notes Payable	149,325	19,990	12,300
Accounts Payable	24,605	9,865	11,072
Accrued Gas Payable — Energy Marketing, Trading and Risk Management	89,141	71	19,763
Dividends Declared	2,109	1,995	2,010
Customer Deposits	1,137	1,132	1,139
Taxes Accrued	3,596	3,354	3,752
Deferred Taxes	1,601	—	741
Interest Accrued	887	490	1,031
Regulatory Liabilities	4,183	6,672	6,017
Energy Marketing, Trading and Risk Management Liabilities	16,374		35
Other	1,564	1,362	1,421

Total Current Liabilities	300,531	50,765	65,181

Other Liabilities
Accrued Postretirement Benefit Cost
Deferred Income Taxes	32,754	27,446	28,748
Deferred Investment Tax Credits	181	201	196
Regulatory Liabilities	22,091	10,178	21,892
Asset Retirement Obligation	6,513	5,661	6,188
Energy Marketing, Trading and Risk Management Liabilities	404
Other	2,000	1,556	1,566

Total Other Liabilities	63,943	45,042	58,590

	364,474	95,807	123,771

Capitalization
Stockholders’ Equity
Common Stock, $.01 Par Value
(Authorized 20,000,000 Shares; Outstanding June 2008 - 8,110,000; June 2007 - 7,980,000; September 2007 - 7,986,000 Shares)	81	80	80
Capital in Excess of Par Value	35,479	30,558	30,852
Retained Earnings	97,165	89,039	90,298
Accumulated Other Comprehensive Income (Loss), net of tax	(4,032)		22
Grantor Trust, at cost	(1,656)	(1,375)	(1,362)
Deferred Compensation Liability	1,656	1,375	1,362

Total Stockholders’ Equity	128,693	119,677	121,252
Minority Interest	83,539	6,499	6,962
Long-Term Debt	115,421	66,429	120,461

Total Capitalization	327,653	192,605	248,675

Total	$692,127	$288,412	$372,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
ENERGYSOUTH, INC.	Ended June 30,		Ended June 30,
In Thousands, Except Per Share Data	2008	2007	2008	2007
Operating Revenues
Gas Revenues	$31,456	$22,812	$112,531	$106,062
Merchandise Sales	739	696	2,336	2,427
Other	161	237	732	846

Total Operating Revenues	32,356	23,745	115,599	109,335

Operating Expenses
Cost of Gas	9,386	7,669	42,283	43,970
Cost of Merchandise	624	585	1,980	1,967
Operations and Maintenance	10,821	7,434	27,891	22,769
Depreciation	3,159	2,750	9,454	8,262
Taxes, Other Than Income Taxes	1,981	1,867	7,628	7,440

Total Operating Expenses	25,971	20,305	89,236	84,408

Operating Income	6,385	3,440	26,363	24,927

Other Income and (Expense)
Interest Expense	(4,499)	(1,725)	(12,453)	(5,075)
Capitalized Interest	2,028	679	5,910	1,503
Interest Income	424	3	1,175	26
Minority Interest	(48)	(247)	(48)	(821)

Total Other Income (Expense)	(2,095)	(1,290)	(5,416)	(4,367)

Income Before Income Taxes	4,290	2,150	20,947	20,560
Income Taxes	1,622	816	7,920	7,782

Net Income	$2,668	$1,334	$13,027	$12,778

Earnings Per Share
Basic	$0.33	$0.17	$1.61	$1.60

Diluted	$0.33	$0.17	$1.59	$1.59

Average Common Shares Outstanding

Basic	8,109	7,979	8,101	7,968
Diluted	8,182	8,071	8,188	8,060

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
EnergySouth, Inc.	Ended June 30,
In Thousands	2008	2007
Cash Flows from Operating Activities
Net Income	$13,027	$12,778
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	9,720	8,490
Provision for Losses on Receivables and Inventory	1,151	1,146
Provision for Deferred Income Taxes	4,865	2,516
Minority Interest	48	821
Risk Management Assets and Liabilities	(1,944)
Stock-Based Employee Compensation Expense	487	448
Changes in Operating Assets and Liabilities:
Cash Held in Margin Account	(8,878)
Receivables	(9,317)	(2,220)
Inventory	(50,329)	(183)
Payables	74,606	1,422
Taxes	(552)	1,947
Deferred Purchased Gas Adjustment	(334)	(1,730)
Other	(1,634)	359

Net Cash Provided by Operating Activities	30,916	25,794

Cash Flows from Investing Activites
Capital Expenditures	(213,467)	(31,894)
Restricted Cash	(1,115)	(168)

Net Cash Used in Investing Activities	(214,582)	(32,062)

Cash Flows from Financing Activites
Repayment of Long-Term Debt	(4,931)	(4,716)
Debt Issuance Costs	(1,137)
Changes in Short-Term Borrowings	137,025	14,690
Payment of Dividends	(6,159)	(5,659)
Dividend Reinvestment	261	256
Exercise of Stock Options	2,441	459
Excess Tax Benefits from Share Based Payments	1,100	139
Capital Contribution from Minority Interest Holder	76,652
Partnership Distributions to Minority Interest Holders	(122)	(116)

Net Cash Used in Financing Activities	205,130	5,053

Net Increase (Decrease) in Cash and Cash Equivalents	21,464	(1,215)

Cash and Cash Equivalents at Beginning of Period	336	1,272

Cash and Cash Equivalents at End of Period	$21,800	$57

Noncash Transactions from Investing Activities:

Accruals for Capital Expenditures	$11,644	$2,565

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
Due to the high percentage of customers using natural gas for heating, the Company’s operations are seasonal in nature. Therefore, the results of operations for the three- and nine- month periods ended June 30, 2008 and 2007 are not indicative of the results to be expected for the full year.

The table below summarizes operating results for the twelve months ended June 30, 2008 and 2007:

	Twelve Months
EnergySouth, Inc.	Ended June 30,
In Thousands, Except Per Share Data	2008	2007

Operating Revenues	$141,296	$131,175

Cost of Gas	47,487	50,009
Cost of Merchandise	2,697	2,673
Operations and Maintenance Expense	35,491	29,477
Depreciation Expense	12,207	10,935
Taxes, Other Than Income Taxes	9,280	9,158

Operating Income	34,134	28,923

Interest Expense	(14,751)	(6,765)
Allowance for Borrowed Funds Used During Construction	6,699	1,813
Interest Income	1,450	35
Less: Minority Interest	(588)	(1,139)

Income Before Income Taxes	$26,944	$22,867

Income Taxes	10,128	8,761

Net Income	$16,816	$14,106

Earnings Per Share
Basic	$2.08	$1.77

Diluted	$2.06	$1.75

Average Common Shares Outstanding
Basic	8,072	7,962

Diluted	8,157	8,039

Note 3. Stock-Based Compensation
On January 25, 2008, the stockholders approved the 2008 Incentive Plan of EnergySouth, Inc. (2008 Plan) for the purpose of attracting, retaining, and motivating executive officers and other key employees. Awards granted under the 2008 Plan may be in the form of (i) stock options, including both incentive stock options and nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, including performance shares, and (iv) cash payments. The Board of Directors has reserved 250,000 shares of the Company’s authorized but unissued Common Stock for awards that may be granted under the 2008 Plan. Awards are granted at a price that is not less than 100% of the fair market price on the date the grant is approved by the Board of Directors in accordance with the terms of the 2008 Plan.
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
In accordance with SFAS 123R, the Company records compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered based upon the grant-date fair value of those awards. Total stock-based compensation expense for stock option grants recognized during the nine months ended June 30, 2008 and 2007 was $388,000 and $448,000 respectively. The income tax benefit recognized in the income statement for these stock options during the nine months ended June 30, 2008 and 2007 was approximately $148,000 and $167,000 respectively. The impact of stock option expense was to reduce net income by $240,000 and $281,000, respectively, which represents a decrease in basic and diluted earnings per share of approximately $0.02 per diluted share for the nine months ended June 30, 2008 and 2007, respectively.
The Company granted stock options during the nine months ended June 30, 2008. In calculating the impact for options granted, the fair market value of the options at the date of grant was estimated using a Black-Scholes option pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Expected volatility has been calculated based on the historical volatility of the Company’s stock prior to the grant date. The expected term represents the period of time that options granted are expected to be outstanding and is estimated based on historical option exercise experience. The risk-free interest rate is equivalent to the U.S. Treasury yield in effect at the time of grant for the estimated life of the option grant. Options granted during the nine months ended June 30, 2008 have a weighted average fair value of $12.45 as calculated using the following assumptions: a weighted average stock price volatility of 21.4%, a weighted average expected life of six years, a weighted average risk free interest rate of 3.6% and a weighted average dividend yield of 2.0%.
A summary of option activity under the 2008 Plan and the 2003 Stock Option Plan as of June 30, 2008 and changes during the nine months then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Life	(in thousands)

Outstanding at September 30, 2007	441,100	$29.087	7.44 years	$9,410

Granted	39,120	57.120
Exercised	(112,713)	21.661
Forfeited	(4,245)	37.537

Outstanding at June 30, 2008	363,262	$34.311	7.33 years	$5,358

Exercisable at June 30, 2008	180,363	$25.497	5.30 years	$4,250

The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was approximately $3,386,000 and $420,000, respectively. The fair value of options that vested during the nine months ended June 30, 2008 and 2007 was approximately $457,000 and $389,000, respectively.
At June 30, 2008, there was approximately $1,258,000 of compensation cost that has not yet been recognized related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.54 years.
During the nine months ended June 30, 2008 and 2007, cash received from options exercised was $2,441,000 and $459,000, respectively, and the actual tax benefit realized for the related tax deduction totaled $1,100,000 and $139,000, respectively.
Performance Shares:
The 2008 Plan provides for the granting of performance awards payable in any form described above upon the attainment of specific performance goals as established by the Board of Directors during the performance period which shall not be less than one year and not more than ten years.
On January 25, 2008, the Board of Directors granted a target number of performance-based shares, each representing the right to receive, on a one-for-one basis, shares of the Company’s Common Stock. Depending on the Company’s performance as defined and measured by criteria established by the Compensation Committee of the Board of Directors for the three-year period ending December 31, 2010, each grantee may receive from zero up to 150% of the target award. Each performance share that vests on December 31, 2010 will be settled in shares of the Company’s Common Stock. The performance share awards have been valued using a Monte Carlo model. The Monte Carlo model uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award.
A summary of performance share award activity under the 2008 Plan as of June 30, 2008 is presented below:

Performance
Shares

Outstanding at September 30, 2007	—

Granted	14,960
Exercised	—
Forfeited	(340)

Outstanding at June 30, 2008	14,620

The Company recorded expense of $99,000 for the nine months ended June 30, 2008 for performance share awards with a related deferred income tax benefit of $37,000. As of June 30, 2008, there was $617,000 of total unrecognized compensation cost related to performance share awards. These awards have a weighted average requisite service period of 2.58 years.

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
The “projected unit credit” actuarial method was used to determine service cost and actuarial liability. Net periodic benefit cost for the periods indicated included the following components:

	Pension		Postretirement
	Benefits		Benefits
For the three months ended June 30, (in thousands)	2008	2007	2008	2007

Service cost	$194	$199	$40	$40
Interest cost	500	478	40	49
Amortization of prior service cost	22		(19)	(19)
Amortization of unrecognized gain	(29)	23	(2)	7
Expected return on plan assets	(780)	(702)	(83)	(73)

Net periodic benefit cost (credit)	$(93)	$(2)	$(24)	$4

	Pension		Postretirement
	Benefits		Benefits
For the nine months ended June 30, (in thousands)	2008	2007	2008	2007

Service cost	$581	$628	$118	$115
Interest cost	1,501	1,436	119	113
Amortization of prior service cost	67		(56)	(57)
Amortization of unrecognized gain/(loss)	(86)	70	(5)
Expected return on plan assets	(2,339)	(2,108)	(248)	(218)

Net periodic benefit cost (credit)	$(278)	$26	$(72)	$(47)

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
In conjunction with the approval of RSE, the APSC approved an Enhanced Stability Reserve (ESR), beginning October 1, 2002, to which Mobile Gas may charge the full amount of: 1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one such event results in more than $100,000 of additional O&M expense or a combination of two or more such events results in more than $150,000 of additional O&M expense during a fiscal year; or 2) losses of revenue from any individual industrial or commercial customer in excess of $100,000 during the fiscal year, if such losses cause Mobile Gas’ return on equity to fall below 13.35%. An initial ESR balance of $1.0 million was recorded October 1, 2002 and is being recovered from customers through rates. Subject to APSC approval, additional funding, up to a maximum reserve balance of $1.5 million, may be provided from any future non-recurring revenue should such revenue cause Mobile Gas’ return on equity for the fiscal year to exceed 13.85%. Following a year in which a charge against the ESR is made, the APSC allows for accruals to the ESR of no more than $15,000 monthly until the maximum funding level is achieved. The ESR balance of $1,000,000 at June 30, 2008 is included in the balance sheet of the Unaudited Condensed Consolidated Financial Statements as part of Regulatory Liabilities.
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
The following table presents the significant regulatory assets and liabilities as of the stated dates (in thousands):

	June 30,		June 30,		September 30,
	2008		2007		2007
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent

Assets

Deferred Purchase Gas Adjustment	$5,070		$3,646		$4,736
Weather Normalization Adjustment	750		118		112
ESR Fund	42		167	$41	167
Asset Retirement Cost		$27		26		$27
Other

Regulatory Assets	$5,862	$27	$3,931	$67	$5,015	$27

Liabilities

ESR Fund	$1,000		$1,000		$1,000
Corus Contract Buyout	1,565		2,445		2,188
Gross Receipt Tax Collections	1,603		2,893		2,468
Accrued Dismantling Costs		$10,029		$10,084		$9,818
Over-funded Pension and Postretirement Benefit Plans		11,983				11,984
Other	15	79	334	94	361	90

Regulatory Liabilities	$4,183	$22,091	$6,672	$10,178	$6,017	$21,892

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
The excess of total acquisition costs over book value of net assets of acquired municipal gas plant distribution systems is included in utility plant and is being amortized through Mobile Gas’ rate-setting mechanism on a straight-line basis over approximately 26 years. At June 30, 2008 and 2007, the net acquisition adjustments were $4,798,000 and $5,151,000, respectively, and the balance at September 30, 2007 was $5,063,000.
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
A reconciliation of the weighted average common shares and the diluted average common shares is provided below:

	Three Months		Nine Months
EnergySouth, Inc.	Ended June 30,		Ended June 30,
In Thousands	2008	2007	2008	2007

Weighted Average Common Shares	8,109	7,979	8,101	7,968

Effect of Dilutive Securities:
Options to Purchase Common Stock	73	92	87	92

Diluted Average Common Shares	8,182	8,071	8,188	8,060

Stock option awards to purchase approximately 38,600 and 81,000 shares as of June, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

Note 7. Segment Information
The Company is principally engaged in two reportable business segments: Natural Gas Distribution and Natural Gas Midstream. The Natural Gas Distribution segment is actively engaged in the distribution and transportation of natural gas to residential, commercial and industrial customers through Mobile Gas. The Natural Gas Midstream segment provides for the underground storage of natural gas and transportation services through Bay Gas and Mississippi Hub and transportation services through the operations of SGT. Through Services, Midstream manages and optimizes transportation and storage assets through natural gas marketing, trading and risk management activities. The Company also provides merchandising and other energy-related services through Mobile Gas which are aggregated with EnergySouth, the holding company, and included in the Other segment.
Segment earnings information presented in the table below includes intersegment revenues, interest income, and interest expense which are eliminated in consolidation. Such intersegment revenues are primarily amounts paid by the Natural Gas Distribution segment to the Natural Gas Midstream segment.

For the three months ended	Natural Gas	Natural Gas
June 30, 2008 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$20,493	$11,971	$953	$(1,061)	$32,356

Cost of Gas	10,447			(1,061)	9,386
Cost of Merchandise			624		624
Operations and Maintenance Expense	5,286	5,169	366		10,821
Depreciation Expense	2,197	962			3,159
Taxes, Other Than Income Taxes	1,657	353	(29)		1,981

Operating Income	906	5,487	(8)		6,385

Interest Income	1	991	2,287	(2,855)	424
Interest Expense	(829)	(4,354)	(2,171)	2,855	(4,499)
Interest Capitalized	14	2,014			2,028
Less: Minority Interest	—	(48)			(48)

Income Before Income Taxes	$92	$4,090	$108		$4,290

For the three months ended	Natural Gas	Natural Gas
June 30, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$18,688	$5,184	$922	$(1,049)	$23,745

Cost of Gas	8,718			(1,049)	7,669
Cost of Merchandise			585		585
Operations and Maintenance Expense	5,630	1,427	377		7,434
Depreciation Expense	2,098	652			2,750
Taxes, Other Than Income Taxes	1,584	267	16		1,867

Operating Income	658	2,838	(56)		3,440

Interest Income	1	160	363	(521)	3
Interest Expense	(821)	(1,224)	(201)	521	(1,725)
Interest Capitalized	19	660			679
Less: Minority Interest		(247)			(247)

Income Before Income Taxes	$(143)	$2,187	$106		$2,150

For the nine months ended	Natural Gas	Natural Gas
June 30, 2008 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$91,023	$24,775	$2,996	$(3,195)	$115,599

Cost of Gas	45,306	172		(3,195)	42,283
Cost of Merchandise			1,980		1,980
Operations and Maintenance Expense	16,170	10,537	1,184		27,891
Depreciation Expense	6,592	2,862			9,454
Taxes, Other Than Income Taxes	6,549	1,045	34		7,628

Operating Income	16,406	10,159	(202)		26,363

Interest Income	2	2,627	6,104	(7,558)	1,175
Interest Expense	(2,727)	(11,666)	(5,618)	7,558	(12,453)
Interest Capitalized	55	5,855			5,910
Less: Minority Interest		(48)			(48)

Income Before Income Taxes	$13,736	$6,927	$284		$20,947

For the nine months ended	Natural Gas	Natural Gas
June 30, 2007 (in thousands):	Distribution	Midstream	Other	Eliminations	Consolidated

Operating Revenues	$93,221	$16,061	$3,240	$(3,187)	$109,335

Cost of Gas	47,157			(3,187)	43,970
Cost of Merchandise			1,967		1,967
Operations and Maintenance Expense	17,772	3,697	1,300		22,769
Depreciation Expense	6,295	1,967			8,262
Taxes, Other Than Income Taxes	6,635	755	50		7,440

Operating Income	15,362	9,642	(77)		24,927

Interest Income	3	239	928	(1,144)	26
Interest Expense	(2,579)	(3,184)	(456)	1,144	(5,075)
Interest Capitalized	38	1,465			1,503
Less: Minority Interest		(821)			(821)

Income Before Income Taxes	$12,824	$7,341	$395		$20,560

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
To minimize the risk of fluctuations in natural gas prices, Midstream periodically enters into futures and other financial transactions in order to hedge anticipated purchases and sales of natural gas. Midstream has entered into park and loan transactions with pipelines and with Storage which allow it to park gas on or borrow gas from the pipeline or storage facility in one period and reclaim gas from or repay gas to the pipeline in a subsequent period. Midstream entered into forward NYMEX contracts to hedge anticipated sales of inventory that is parked and anticipated purchases of inventory. At June 30, 2008, these derivative transactions are designated as cash flow hedges under SFAS 133. Derivative gains or losses arising from cash flow hedges are recorded in Other Comprehensive Income (OCI) and are reclassified into earnings in the same period the underlying hedged item is reflected in the income statement. As of June 30, 2008, the ending balance in Accumulated OCI for derivative transactions designated as cash flow hedges under SFAS 133 was a loss of $4,032,000, net of taxes. Any hedge ineffectiveness, defined as when the gains or losses on the hedging instrument do not offset the losses or gains on the hedged item, is recorded into earnings in the period in which it occurs. As of June 30, 2008, Midstream recorded an unrealized gain of approximately $81,000, net of tax, resulting from hedge ineffectiveness. Hedge ineffectiveness is included in revenue.
For the three and nine months ended June 30, 2008, accumulated other comprehensive income decreased $3,332,000 and $4,054,000, net of tax, respectively. These decreases in the deferred hedging position were due primarily to increases in future commodity prices relative to the commodity prices stipulated in the derivative contracts. The net deferred hedging losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. All of the $4,032,000 deferred hedging loss as of June 30, 2008 is expected to be reclassified to net income within the next twelve months, of which approximately 9% will be reclassified in the fourth quarter of fiscal 2008, when the respective forecasted transactions will affect earnings.
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

	June 30,	September 30,
Fair Value (in thousands)	2008	2007

Energy Marketing and Risk Management Assets, current	$11,694	$117
Energy Marketing and Risk Management Assets, long-term	640
Energy Marketing and Risk Management Liabilities, current	(16,375)	(35)
Energy Marketing and Risk Management Liabilities, long-term	(404)

Net Assets (Liabilities)	$(4,445)	$82

Note 9. Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) consisted of the following:

	Three Months Ended
	June 30,
(in thousands)	2008	2007
Net Income	$3,204	$1,334
Other Comprehensive Income (Loss):
Current period change in fair value of derivative instruments, net of tax benefit of $1,899	(3,124)
Reclassification adjustment for derivative instruments, net of tax benefit of $127	(208)

Comprehensive Income (Loss)	$(128)	$1,334

	Nine Months Ended
	June 30,
(in thousands)	2008	2007
Net Income	$13,562	$12,778
Other Comprehensive Income (Loss):
Current period change in fair value of derivative instruments, net of tax benefit of $2,478	(4,076)
Reclassification adjustment for derivative instruments, net of tax of $13	22

Comprehensive Income (Loss)	$9,508	$12,778

Accumulated Other Comprehensive Income (Loss) consisted of the following:

	June 30,	September 30,
(in thousands)	2008	2007
Unrealized gain (loss) on hedges, net of tax of $2,451 and $13	$(4,032)	$22

Note 10. Acquisition of Assets
On October 31, 2007, Midstream formed a limited liability company, Mississippi Hub Acquisition Company LLC (“Acquisition”), that is 60% owned by Midstream and 40% owned by certain funds managed by affiliates of Fortress Investment Group LLC (the “Fortress Funds”) for the purpose of acquiring the assets of Mississippi Hub, LLC that had begun development of an underground natural gas storage facility in April 2007. On November 28, 2007, Acquisition acquired the net assets of Mississippi Hub, LLC for $140 million. SFAS No. 141, “Business Combinations” refers to EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” to provide guidance on determining whether the acquisition of an asset group constitutes a business combination. Based on this guidance, and primarily due to the fact that the assets purchased are currently in the development stage, it was determined that the acquisition should be accounted for as the purchase of a group of assets. Commercial operations are expected to commence in the first quarter of calendar 2010.

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
At June 30, 2008, Mobile Gas had not entered into derivative instruments that did not qualify and were not designated as normal purchases under SFAS 133. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism as the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and will not affect future earnings.
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
Bay Gas has contracted for rights to develop caverns for the storage of natural gas on property owned by Olin Corporation. With respect to the first and second caverns, the terms of the agreement state that Bay Gas shall pay to Olin twenty consecutive annual cash payments to begin upon completion of each storage cavern. At the end of the initial 50 year land and subsurface lease term, Bay Gas has the right to renew the lease term for an additional 20 year period and would be required to remit annual payments based on the initial minimum service fees. Payments relating to the third cavern will extend over the life of the initial lease term or for as long as the cavern is in service. Payments are adjusted for annual Consumer Price Index (CPI) changes. Minimum commitments shown below reflect the CPI at the commitment date for each cavern. As of June 30, 2008, Bay Gas had entered into contracts for services to be performed in the development of the fourth storage cavern and pipeline facilities.

As of June 30, 2008, Mississippi Hub had entered into contracts for services to be performed in the development of an underground salt-dome storage cavern and related surface facilities.
Midstream has entered into long-term agreements to obtain storage and transportation capacity through November 1, 2013. Midstream entered into two storage agreements with Kinder Morgan Texas which total two Bcf of storage capacity. The first agreement for one Bcf started April 1, 2008 and ends April 1, 2013. The second storage agreement, also for one Bcf, starts October 1, 2008 and ends April 1, 2013. Midstream entered into two separate intrastate transportation agreements with Kinder Morgan Texas Pipeline for 20,000 MMBtu per day which mirror the terms of the storage agreements. Midstream also entered into a transportation agreement with Natural Gas Pipeline Company of America (NGPL) for 25,000 MMBtu per day beginning April 1, 2008 and ending April 1, 2013. In addition, Midstream has entered into transportation agreements with Trunkline Gas Company, LLC for 25,000 MMBtu per day beginning October 1, 2008 and ending October 1, 2013 and for 25,000 MMBtu per day with Panhandle Eastern Pipe Line Company, LP beginning November 1, 2008 and ending November 1, 2013.
Total future minimum payments for these commitments as discussed above are listed, in thousands, in the table below.

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal Years
Type of Contractual	Fiscal Year	Year	Year	Year	Year	2013 and
Obligations (in thousands):	2008	2009	2010	2011	2012	thereafter	Total

Distribution:
Gas Supply Contracts	$3,079	$2,742	$1,161	$829			$7,811

Implementation of CIS Software	933						933

Midstream:
Estimated Future Minimum Payments for Bay Gas Service Fees	159	638	638	638	$638	$31,950	34,661

Construction Contracts for Bay Gas’ Storage Facilities	25,065	33,166	6				58,237

Construction Contracts for Mississippi Hub Storage Facilities	17,248	23,030	82	82			40,442

Storage and Transportation Capacity	1,346	12,193	12,307	12,307	12,307	8,408	58,868

Total	$47,830	$71,769	$14,194	$13,856	$12,945	$40,358	$200,952

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
The Alabama Department of Environmental Management (“ADEM”) has conducted a “Brownfield” evaluation of the property. On January 5, 2005, ADEM released a “CERCLA Targeted Brownfield Site Inspection” report on the manufactured gas plant site. Prior to the ADEM “Brownfield” evaluation, Mobile Gas engaged environmental consultants to evaluate the site in connection with the plans for the site. Based on their review, Mobile Gas recorded its best estimate of $200,000 as an expense and a remediation liability in fiscal 2004. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for evaluation or remediation with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurances that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.
Based on measurements of gas receipts and withdrawals, the Company potentially has unaccounted-for volumes of approximately 380,000 MMBtu on its Bay Gas system. The Company is in the process of reviewing its gas measurements as well as the measurements of supplier pipelines and customers to determine the reason for unaccounted-for volumes of gas. The likelihood of gas actually being lost and the likelihood that the Company would need to replace the gas cannot be determined at this time. The Company has not booked the unaccounted-for gas volumes as a liability on its balance sheet. The Company’s exposure for potential replacement of lost gas could range from zero to $4.7 million based on FGT Zone 3 prices at June 30, 2008. Should it be determined that there is lost gas, the Company believes that it would have recourse against third parties for replacement of the gas.
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
The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties of $50,000 were accrued as of the date of adoption and as of June 30, 2008. The U.S. Federal statute of limitations expires during the third quarter of 2008 for the Company’s 2003 and 2004 tax years. The Company does not expect a significant increase or decrease in its liability for unrecognized tax benefits within 12 months of this reporting date. The Company files income tax returns in the U. S. federal and various state jurisdictions. Generally, the Company is not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and established a fair value hierarchy that prioritized the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy and is effective for the Company beginning October 1, 2008. The Company does not expect SFAS 157 to have a significant impact on its financial statements.
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
In March 2008, the FASB issued SFAS No, 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161), which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires significant quantitative disclosures to be presented in a tabular format, including disclosures of the location, by line item, of fair value amounts of derivative instruments in the balance sheet and the location, by line item, of amounts o derivative gains and losoes reported in the income statement. SFAS 161 also requires entities to disclose information regarding the existence and nature of credit-risk-related contingent features included in derivative instruments that require the instrument to be settled or collateral posted in the event of a credit downgrade. SFAS 161 will be effective for the Company on October 1, 2009 and will change certain disclosures in the notes to the financial statements, but will have no impact on the Company’s financial position or results of operations.
Note 13. Subsequent Event
On July 25, 2008, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Sempra Energy in which Sempra Energy will acquire the Company for $510 million in cash. As a result of the merger, the Company will become a wholly owned indirect subsidiary of Sempra Energy. Shareholders of the Company will receive $61.50 per share for their Company stock. The merger transaction, which is subject to approval by the shareholders of the Company and regulators, is expected to close in the fourth quarter of calendar 2008. The boards of directors of Sempra Energy and the Company both have approved the merger transaction. The Company filed a current report on Form 8-K with the Securities and Exchange Commission on July 29, 2008 (“July 29 Form 8-K”) which discloses the Merger Agreement.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company
EnergySouth, Inc. (EnergySouth) is a holding company which has two principal wholly-owned subsidiaries, Mobile Gas Service Corporation (Mobile Gas) and EnergySouth Midstream, Inc. (Midstream). EnergySouth and its consolidated subsidiaries are collectively referred to herein as the “Company.” The Company’s natural gas distribution business is conducted by Mobile Gas, which purchases, sells, and transports natural gas to residential, commercial, and industrial customers in Mobile, Alabama and surrounding areas. Mobile Gas also provides merchandise sales, service, and financing. The Company’s natural gas midstream operations are conducted by Midstream, which is the general partner and 90.9% owner of Bay Gas Storage Company (Bay Gas), a limited partnership that provides underground storage and delivery of natural gas. Midstream owns 60% of Mississippi Hub, LLC, a limited liability company engaged in the construction and development of natural gas storage caverns. EnergySouth Services, Inc. (Services) is a wholly-owned subsidiary of Midstream and is engaged in natural gas marketing, trading and risk management activities. Services is also the general partner and 51% owner of Southern Gas Transmission Company (SGT), which is engaged in the intrastate transportation of natural gas.
Results Of Operations
Consolidated Earnings
Earnings per share for the three months ended June 30, 2008 increased $0.16 and were unchanged for the nine months ended June 30, 2008, as compared to the same prior-year periods. The increase in earnings for the current year fiscal quarter was driven by the expansion of the Company’s midstream operations. Financial information by business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above.
Earnings from the Company’s midstream operations for the three months ended June 30, 2008 were $0.31 per diluted share, an increase of $0.14 per diluted share as compared to the same period last year. Earnings for the nine months ended June 30, 2008 were $0.53 per diluted share, a decrease of $0.04 per diluted share as compared to the same period last year. Earnings for each of the three and nine month periods include approximately $0.15 of net gains associated with storage and transportation hedge positions that are required to be marked-to-market. Approximately $0.09 of the $0.15 of net gains is margin not subject to price risk. Earnings also increased for the current year periods as a result of increased revenues associated with the commencement of operations of a third storage cavern in McIntosh, Alabama on April 1, 2008 and additional revenues from short-term storage agreements. These increases were offset by increased operating expenses incurred as a result of the continuing expansion of the midstream operations. The Company acquired assets in Mississippi in November 2007 and is currently developing storage caverns at that location. During the nine months ended June 30, 2008, in addition to the current development activities in Mississippi, expenses also increased in anticipation of the third storage cavern in McIntosh, Alabama that went into service on April 1, 2008 which increased the storage capacity of that facility from 6.0 Bcf to 11.4 Bcf of working gas. Additional compressors which serve the third cavern, as well as existing caverns, went into service in December 2007. Since the compressors are eligible for a fifty percent additional first year tax depreciation allowance under the Gulf Opportunity Zone Act of 2005, the Company will realize tax savings of approximately $4 million. As such, the Company incurred additional net interest expense of $0.06 per diluted share in the current year nine month period that was previously being capitalized and additional depreciation expense of $0.02 per diluted share.
Earnings from the Company’s natural gas distribution business increased $0.01 and $0.05 per diluted share, respectively, for the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due primarily to a decline in operating expenses.
Earnings from other business operations were unchanged for the three month period ended June 30, 2008 and decreased $0.01 per diluted share for the nine month period ended June 30, 2008 as compared to the same prior-year periods due primarily to a decrease in merchandise sales and related activities.
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
Financial information about the distribution business segment in shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Natural gas distribution revenues increased $1,805,000 (10%) and decreased $2,198,000 (2%) during the three- and nine-month periods ended June 30, 2008 as compared to the same prior-year periods. Rate adjustments which reflect changes in gas costs paid to suppliers are the predominant reason for the change in revenues during the three- and nine- month periods ended June 30, 2008. Also contributing to the decreased revenues during the nine months ended June 30, 2008 was a decline in volumes delivered to customers. The decline in revenues for the nine months ended June 30, 2008 was partially offset by the amortization to revenues of the regulatory liability for gross receipts taxes and the RSE rate adjustment increase which went into effect on December 1, 2006.
Revenues from the sale of natural gas to temperature sensitive customers increased $1,954,000 (14%) and decreased $2,294,000 (3%), respectively, for the three- and nine- month periods ended June 30, 2008 due to the rate adjustments noted above. Additionally, revenues decreased during the nine month period due to a 7% decline in volumes delivered to customers as Mobile Gas’ service territory experienced weather that was 4% warmer than normal and 6% warmer than the prior year.
Revenues from the sale of natural gas to large commercial and industrial customers increased $43,000 (2%) and $239,000 (3%) for the three- and nine- month period ended June 30, 2008 due primarily to the rate adjustments noted above. Also contributing to the increased revenues during the nine month period was an increase in volumes delivered in the first quarter of fiscal 2008 as a result of the unique operational needs of one industrial customer which accounted for increased revenues of $728,000. The increased revenues realized from this customer’s usage were partially offset by the rate adjustments noted above. The increased usage by this customer was an isolated event and, as expected, did not continue during the second and third quarter periods.
Revenues from the transportation of natural gas to large commercial and industrial customers decreased $99,000 (52%) and $132,000 (21%) during the three- and nine-month periods ended June 30, 2008, due primarily to a reduction in the amortization of the regulatory liability for the Termination Agreement with Corus as approved by the APSC. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.
The cost of natural gas for the three month period ended June 30, 2008 increased $1,729,000 (20%) and decreased $1,851,000 (4%) for the nine-month period ended June 30, 2008 as compared to the same prior-year periods due to fluctuations in natural gas commodity prices.
Natural gas distribution margins, defined as revenues less cost of gas and related taxes, was unchanged for the three month period ended June 30, 2008 and decreased approximately 0.5% for the nine- month period ended June 30, 2008 as compared to the same prior-year periods. Increased margins realized from the return of the regulatory liability for gross receipts tax collections to ratepayers were more than offset by the RSE rate adjustment decrease which was effective December 1, 2007. Margins for the nine months ended March 31, 2008 were also positively impacted by the RSE rate adjustment increase which was effective December 1, 2006 and were negatively impacted by a decline in usage per degree-day by temperature-sensitive customers. Consumption by residential temperature-sensitive customers, when adjusted for weather, decreased approximately 6% during the nine months ended June 30, 2008 compared to the same prior year period. Consistent with other natural gas distribution companies in the United States, Mobile Gas has over time experienced declines in residential customer usage per degree-day as customers replace old appliances with new, more energy efficient models and as new, more energy efficient homes are built. Usages per degree-day can and do vary between periods due to several factors including humidity, wind speed, cloud cover, and the duration of cold weather.
Operations and maintenance (O&M) expenses decreased $344,000 (6%) for the three months ended June 30, 2008 due to a decline in compensation and benefits expenses of approximately $356,000, a decrease in advertising related expenses of $148,000, and a decrease in training expense of $70,000. These decreases were partially offset by an increase in reserves for uncollectible accounts of $245,000. O&M expenses decreased $1,602,000 (9%) for the nine months ended June 30, 2008 as compared to the same prior-year period due to a decline in compensation and benefits expenses of approximately $1,211,000, a decrease in training expense of $119,000 and a decrease in advertising related expenses of $288,000.
Depreciation expense increased $99,000 (5%) and $297,000 (5%), respectively, for the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due to Mobile Gas’ increased investment in property, plant and equipment.
Other taxes primarily consist of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $73,000 (5%) and decreased $86,000 (1%), respectively, for the three- and nine- month periods ended June 30, 2008 due primarily to the fluctuation in revenues.
Interest expense increased $8,000 (1%) and $148,000 (6%), respectively, for the three-and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due primarily to increased short-term borrowings.
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
The APSC certificated Bay Gas as an Alabama natural gas storage public utility in 1992. Through its first storage cavern with 2.3 Bcf of working gas capacity and connected pipeline, Bay Gas thereafter began providing substantial, long-term services for Mobile Gas and other customers that include storage and transportation of natural gas from interstate and intrastate sources. The APSC does not regulate rates for Bay Gas’ interstate gas storage and storage-

related services. The Federal Energy Regulatory Commission (FERC), which has jurisdiction over interstate services, allows Bay Gas to charge market-based rates for such services. Market-based rates minimize regulatory involvement in the setting of rates for storage services and allow Bay Gas to respond to market conditions. Bay Gas also provides firm and interruptible interstate transportation-only services. The FERC last issued an order on April 14, 2006 approving rates for transportation-only services. In accordance with FERC filing requirements, on March 9, 2007 Bay Gas filed a petition with the FERC requesting approval of rates for transportation-only service.
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
Additional planned development includes two new 5.0 Bcf high deliverability underground salt-dome caverns together with a new pipeline interconnect with Transco and an additional pipeline interconnect with Florida Gas Transmission. Midstream has commitments for long term storage services for 92% of the 5.0 Bcf capacity for Bay Gas’ fourth cavern and expects the remainder to be contracted by the end of calendar year 2008. Bay Gas has drilled a well and has begun salt cavern leaching for development of the fourth cavern and its related pipeline interconnects and plans to move forward with development of the fifth cavern. Cavern four has an expected in service date of the first calendar quarter of 2010 and would add 5.0 Bcf of total working gas capacity.
On November 28, 2007, Acquisition acquired certain natural gas storage assets currently under development. The previous owners received section 7(c) FERC approval in February 2007 and began development of natural gas storage facilities and appurtenant pipeline facilities in Simpson County, Mississippi in April 2007. Midstream held a non-binding “open season” in January 2008 to assess interest for up to 12.0 Bcf of high deliverability natural gas storage capacity from two salt dome storage caverns to be developed by Mississippi Hub. Midstream has commitments in place for a majority of the 7.5 Bcf of the first of two caverns which is expected to be operational in the first calendar quarter of 2010. The second cavern has a planned in-service date of mid-calendar year 2011. Midstream expects to complete pipeline interconnects with Sonat, SESH, and Transco.
Financial information about the midstream business segment is shown in Note 7 to the Unaudited Condensed Consolidated Financial Statements above. Midstream’s revenues increased $6,787,000 (131%) and $8,714,000 (54%), respectively, during the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due to increased revenues of approximately $2,557,000 associated with the commencement of operations of Bay

Gas’ third storage cavern on April 1, 2008 and an increase in revenues from short-term storage agreements, including margins captured through the arbitrage of pricing differences in various time periods and locations. Under the short-term agreements, available working gas capacity is provided or available gas is loaned to customers on an interruptible basis, thereby optimizing the use of cavern capacity. For the three and nine month periods ended June 30, 2008, revenues from short-term storage agreements includes approximately $1.9 million of net unrealized gains associated with storage and transportation hedge positions that are required to be marked-to-market for accounting purposes. Of this $1.9 million, $1.2 million is derived from financial trades that are hedging physical transportation and storage positions and is not subject to price risk.
Operations and maintenance (O&M) expenses increased $3,742,000 and $6,840,000 during the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due to increased expenses incurred as a result of the continuing expansion of Midstream’s operations, including the development of the Mississippi Hub assets acquired in November 2007. The increase in expenses resulted from an increase in compensation and related benefits of approximately $2,223,000 and $3,696,000, respectively, increased legal expenses of $132,000 and $437,000, respectively, consulting services of $276,000 and $661,000, respectively, increased insurance of $53,000 and $126,000, respectively, increased utilities of $563,000 and $714,000, respectively, increased expenses of $74,000 and $214,000, respectively, related to Bay Gas’ cavern lease payments, and increased office expenses and general repairs and maintenance due to the growth of Midstream’s operations.
Depreciation expense increased $310,000 (48%) and $895,000 (46%), respectively, for the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year period due to increased investment in property, plant and equipment.
Other taxes consist primarily of property taxes and business license taxes that are based on gross revenues and fluctuate accordingly. Other taxes increased $86,000 (32%) and $290,000 (38%), respectively, during the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods.
Interest expense increased $3,130,000 and $8,482,000, respectively, for the three- and nine- month periods ended June 30, 2008 due primarily to increased borrowings to fund Midstream’s capital expansion projects at Bay Gas and Mississippi Hub.
Capitalized interest costs increased $1,354,000 and $4,390,000, respectively, for the three- and nine- month periods ended June 30, 2008 due to the ongoing construction of Bay Gas’ third and fourth storage caverns and the purchase and development of storage assets of Mississippi Hub.
Minority interest reflects the minority partner’s share of pre-tax earnings of the Bay Gas limited partnership and the SGT partnership, of which EnergySouth’s subsidiary holds a controlling interest. Minority interest also reflects the minority membership’s share of pre-tax earnings of Mississippi Hub LLC. Minority interest decreased $161,000 and $734,000, respectively, during the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods due to pretax losses of Mississippi Hub.

Other
The Company provides merchandising, financing, and other energy-related services through Mobile Gas, which are aggregated with EnergySouth, the holding company, to comprise the Other category. See Note 7 to the Unaudited Condensed Consolidated Financial Statements above for segment disclosure.
Income before income taxes from Other business activities for the three-month period ended June 30, 2008 approximated the same prior year period and decreased $111,000 for the nine- month period ended June 30, 2008 due primarily to a decrease in merchandise sales and related merchandising activities.
Income Taxes
Income taxes fluctuate with the change in income before income taxes. Income tax expense increased $1,132,000 and $464,000 (6%) for the three- and nine- month periods ended June 30, 2008 as compared to the same prior-year periods.
Liquidity and Capital Resources
The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings, to meet working capital requirements and to finance normal capital expenditures. The Company issues debt and equity for longer term financing as needed. Impacts of operating, investing, and financing activities are shown on the Unaudited Condensed Consolidated Statements of Cash Flows. Operating activities provided $5,122,000 more cash during the nine-month period ended June 30, 2008 than in the same period last fiscal year due to an increase in accounts payable of $72,283,000 as payables for natural gas at June 30, 2008 were significantly higher due to the trading activities of Services. Additionally, cash flows were provided by an increase in depreciation expenses of $1,230,000 and an increase in deferred income taxes of $2,490,000. Offsetting these cash flows provided by operating activities was an increase in gas inventory stored underground of $50,011,000, an increase in current taxes paid of $2,170,000, an increase in accounts receivable of $7,097,000, an increase in cash held on deposit in a margin account for trading of $8,878,000, and $1,944,000 of unrealized gains from trading activities of Services. Additionally, cash during the current-year period decreased due to the final cash payment of $1,350,000 received from Corus in October 2006 in accordance with the terms of the Termination Agreement as discussed in Note 5 above.
Cash used in investing activities reflects the capital-intensive nature of the Company’s business. During the nine months ended June 30, 2008, the Company used cash of $214,582,000 for investing activities including the purchase of its interest in the net assets of Mississippi Hub and the construction of distribution and storage facilities, purchases of equipment and other general improvements. Midstream invested $163,205,000 in the purchase and development of its interest in Mississippi Hub and $39,196,000 in the development of Bay Gas’ third and fourth salt-dome storage caverns. The remainder was invested in Mobile Gas’ distribution system and other general improvements. During the nine-month period ended June 30, 2007, the Company used cash of $32,062,000 for the purchase and construction of distribution and storage facilities, purchases of equipment and other general improvements, of which $22,710,000 was used in the ongoing development of Bay Gas’ third salt-dome storage cavern.
Financing activities provided cash of $205,130,000 during the nine months ended June 30, 2008 due primarily to $137,025,000 in increased borrowings under the Company’s amended credit facility discussed below and $76,652,000 in capital contributions from the minority partner for its 40% interest in Mississippi Hub. Cash was also provided by stock options exercised and the related tax benefits realized from share-based payments of $3,541,000. These cash receipts were partially offset by the payment of quarterly dividends of $6,159,000, repayment of long-term debt of $4,931,000 and debt issuance costs of $1,137,000 related to the amendment of the Company’s credit facility. Financing activities provided cash of $5,053,000 during the nine months ended June 30, 2007 due primarily to an increase in short-term borrowings of $14,690,000 and stock options exercised of $459,000. Partially offsetting these cash receipts was the payment of quarterly dividends of $5,659,000 and payments on long term debt of $4,716,000.
Midstream’s anticipated capital expenditures include Bay Gas’ projected expenditures for fiscal 2008 and include continuing development of a fourth storage cavern designed to provide 5.0 Bcf of working gas capacity and starting construction of a fifth storage cavern. Bay Gas will also begin construction of a 29 mile pipeline from the storage facilities in McIntosh, Alabama to connect to the Transco pipeline in north Mobile County. The Company expects capital expenditures by Bay Gas to total approximately $26 million during the fourth quarter of fiscal 2008.
On November 28, 2007, Midstream and the Fortress Funds completed the acquisition of the net assets of Mississippi Hub LLC, for $140 million. Mississippi Hub LLC expects to spend an additional $30 million in the fourth quarter of fiscal 2008 for development and construction of a storage cavern, supporting facilities and pipelines.
In August 2007, the Industrial Development Authority of Washington County, Alabama issued $55 million in Industrial Development Revenue Bonds (the Bonds) due August 15, 2037, and loaned these funds to Bay Gas for financing of storage facilities construction. In connection with the bond issuance, Bay Gas caused a $55 million letter of credit (Letter of Credit) to be issued to secure payment of the Bonds. On November 28, 2007, the Company amended its existing $100 million credit facility with a new 364 day $250 million credit facility (Credit Facility) with a group of banks which also provides credit availability for Bay Gas’ Letter of Credit, for additional letters of credit, and for a revolving credit line. The Company used this Credit Facility to fund its $84 million capital contribution in connection with the acquisition of its Mississippi Hub LLC interest. At June 30, 2008, the Company had $46 million available for borrowing under the Credit Facility and $47 million in unused funds from the Bonds which are included in restricted cash on the Unaudited Condensed Consolidated Balance Sheet. On July 25, 2008, the Company amended the Credit Facility to increase the available borrowings by an additional $30 million. The amendment to the Credit Facility is disclosed in the July 29 Form 8-K. See Note 13 to the Unaudited Condensed Consolidated Financial Statements above.
The Company expects to fund near-term construction at Bay Gas through the continued draw down of funds from the Bond proceeds, the Credit Facility, internal cash generation, and minority partner contributions. Mississippi Hub LLC near term construction will be funded from cash on hand, the Credit Facility and minority member contributions. Management believes that these sources provide adequate funding for cash needs until the effective date of the merger under the Merger Agreement which is expected to be in the fourth quarter of calendar 2008. See Note 13 to the Unaudited Condensed Consolidated Financial Statements above.

The table below summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2008:

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal Years
Type of Contractual	Fiscal Year	Year	Year	Year	Year	2013 and
Obligations (in thousands):	2008	2009	2010	2011	2012	thereafter

Long-Term Debt	$2,799	$6,054	$5,653	$5,955	$6,307	$96,491
Interest Payments (1)	1,932	6,127	5,630	5,159	4,660	33,467
Estimated Future Minimum Payments for Bay Gas Service Fees	159	638	638	638	638	31,950
Construction Contracts for Bay Gas’ Storage Facilities	25,065	33,166	6
Construction Contracts for Mississippi Hub Storage Facilities	17,248	23,030	82	82
Storage and Transportation Capacity	1,346	12,193	12,307	12,307	12,307	8,408
Implementation of CIS Software	933
Gas Supply Contracts	3,079	2,742	1,161	829

Total	$52,561	$83,950	$25,477	$24,970	$23,912	$170,316

(1)	Amounts include estimated interest payments on $55 million Industrial Revenue Bonds and are based on the effective rate as of June 30, 2008 of 1.6%.
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
At June 30, 2008, Mobile Gas had not entered into derivative instruments for the purpose of hedging the price of natural gas. If Mobile Gas had entered into such derivative instruments, any cost incurred or benefit received from the derivative or other hedging arrangements would be recoverable or refunded through the purchased gas adjustment mechanism. As discussed in “Results of Operations” under “Natural Gas Distribution” within Item 2 above , the APSC currently allows for full recovery of all costs associated with natural gas purchases; therefore, costs associated with the forward purchases of natural gas will be passed through to customers when realized and should not affect future earnings.
Midstream. Midstream is engaged in natural gas marketing, trading and risk management activities and, as such, is exposed to risks associated with changes in the market price of natural gas. Midstream uses derivative instruments, such as forward contracts, futures contracts and swaps, to reduce the exposure to the risk of changes in the price of natural gas. The fair value of these derivative financial instruments reflects the estimated amounts that Midstream would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. The fair value of derivative instruments is determined through a combination of prices actively quoted on national exchanges and prices provided by other external sources. The following tables show the components of change in fair value of derivative instruments utilized in Midstream’s energy marketing and risk management assets and liabilities during the three and nine months ended June 30, 2008.

Three Months
Ended
(in thousands)	June 30, 2008

Net fair value of contracts outstanding at March 31, 2008	$(1,000)
Net fair value of new contracts entered into during the period	(3,664)
Contracts realized or otherwise settled during the period	317
Other changes in fair value	(98)

Net fair value of contracts outstanding at June 30, 2008	(4,445)
Less net fair value of contracts outstanding at March 31, 2008	(1,000)

Unrealized gain (loss) related to changes in the fair value of derivative instruments	$(3,445)

Nine Months
Ended
(in thousands)	June 30, 2008

Net fair value of contracts outstanding at September 30, 2007	$82
Net fair value of new contracts entered into during the period	(4,976)
Contracts realized or otherwise settled during the period	(80)
Other changes in fair value	529

Net fair value of contracts outstanding at December 31, 2007	(4,445)
Less net fair value of contracts outstanding at September 30, 2007	(82)

Unrealized gain (loss) related to changes in the fair value of derivative instruments	$(4,527)

All of the $4,032,000 deferred hedging loss as of June 30, 2008 is expected to be reclassified to net income within the next twelve months, of which approximately 9% will be reclassified in the fourth quarter of fiscal 2008, when the respective forecasted transactions will affect earnings.
EnergySouth measures the market risk associated with Midstream’s trading portfolios using a Value-at-Risk (VaR) methodology. VaR is a common risk metric used in the industry that measures the expected maximum loss in the portfolio over a specified time horizon. Midstream uses a one-day holding period and a 95% confidence interval in its VaR determination.
The following table details the average, high and low VaR for the three- and nine- month periods ended June 30, 2008.

	Three Months	Nine Months
	Ended	Ended
VaR (in thousands)	June 30, 2008	June 30, 2008

Average	$300	$185
High	602	602
Low	97	25

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
Item 4 CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
EnergySouth, Inc. carried out evaluations of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2008. These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and the Company’s Disclosure Committee. Based upon these evaluations, the CEO and CFO of the Company have concluded as of the end of the period covered by this report that the disclosure controls and procedures of the Company are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange’s rules and forms, and (ii) the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
Effective March 1, 2008, Mobile Gas implemented new CIS software for the Company’s distribution system which involved changes in internal controls inherent in the Company’s systems and related billing and collection processing controls. There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Item 5. Other Information
On August 6, 2008, EnergySouth, Inc. (the “Company”) issued a press release announcing earnings for the fiscal quarter ended June 30, 2008 and the declaration of a dividend on outstanding Common Stock. The full text of the press release is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

99.1	Press release dated August 6, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGYSOUTH, INC.
(Registrant)

Date: August 8, 2008	/s/ C. S. Liollio C. S. Liollio
President and Chief Executive Officer

Date: August 8, 2008	/s/ Charles P. Huffman

Charles P. Huffman
Senior Vice President and Chief Financial Officer